Form 10QSB
period 1999-03-31
HCNB BANCORP INC
filed 1999-07-22
CIK 1078676

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 For the transition period from______ to_______.

                        Commission file number: 333-73385

                               HCNB Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)

            Maryland                                              52-2083046
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

           1682 E. Gude Drive, Suite 102D, Rockville, Maryland 20850
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (301) 251-1020
    ---------------------------------------------------------------------
                           (Issuer's telephone number)

    ---------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No   X
   ----    -----

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 10, 1999, there were no shares of the Registrant's common stock, $0.01 par value per share, issued or outstanding. The Registrant is currently offering its stock for sale pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on April 30, 1999.

Transitional Small Business Disclosure Format (check one):

Yes     No   X
   ----    -----

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.


                               HCNB BANCORP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998


                                                     March 31,    December 31,
                                                       1999           1998
                                                    ----------    -----------
Assets                                              (unaudited)
------
Cash                                                $    26,726     $ 8,341
Due from insiders                                       140,000      20,000
Deposit                                                  19,422      19,422
                                                    -----------     -------
      Total assets                                  $   186,148     $47,763
                                                    ===========     =======

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
      Accounts payable and accrued expenses             198,242      56,702
      Advances from insiders                            360,000     120,000
                                                     ----------  ----------
           Total liabilities                         $  558,242  $  176,702
                                                     ==========  ==========

Contingencies (Note 2)
Stockholders' Equity:
      Common stock, par value $0.01 per share,
        9,000,000 shares authorized, 0 shares
        issued and outstanding                               --          --
      Preferred stock, par value $0.01 per share,
        1,000,000 shares authorized, 0 shares issued
         and outstanding                                     --          --
      Additional paid-in capital                             --          --
      Deficit accumulated during development stage     (372,094)   (128,939)
                                                      ----------  ----------

      Total stockholders' deficit                      (372,094)   (128,939)
                                                      ----------  ----------
      Total liabilities and stockholders' deficit     $ 186,148  $   47,763
                                                     ==========  ==========


The accompanying notes are an integral part of these financial statements.

                               HCNB BANCORP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months Ended March 31,

                                            1999         1998
                                            ----         ----

Revenues                                $      415     $     --
                                        ----------     --------

Expenses
  Legal and other professional fees         92,587           --
  Fees                                      17,600           --
  Other                                    133,383           --
                                        ----------     --------

                                           243,570           --
                                        ----------     --------

Loss before income tax benefit            (243,155)          --
Income tax benefit                               -            -
                                        ----------     --------

Net Loss                                 $(243,155)    $     --
                                        ==========     ========

  The accompanying notes are an integral part of these financial statements.

                               HCNB BANCORP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Three Months Ended March 31,
                                                            1999        1998
                                                            ----        ----

Cash flows from operating activities:
   Net income (loss)                                 $  (243,155)    $    --
Adjustments to reconcile net loss
   to net cash used by operating activities -
     Increase in accounts payable and accrued expenses   141,540          --
                                                       ---------     -------
                                                         101,615          --
                                                       ---------     -------

Cash flows from financing activities:
   Advances from insiders                               (120,000)          -
                                                        ---------    -------

Increase In Cash                                          18,385          --
Cash, beginning of period                                  8,341          --
                                                       ---------     -------
Cash, end of period                                    $  26,726     $    --
                                                       =========     =======


   The accompanying notes are an integral part of these financial statements.

                               HCNB BANCORP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Organization and Basis of Presentation.

Organization:

   HCNB Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on February 24, 1998, primarily to hold all the capital stock of a proposed new national bank with the name Harbor Capital National Bank (the "Bank"). As of March 31, 1999, the Company has not been capitalized and is not required to be capitalized to be a corporation under Maryland law. The Company will be capitalized as a result of the initial public offering discussed in Note
2. The Company is in the development state and its activities have been limited to its organization and capitalization and the organization and capitalization of the Bank.

Basis of Presentation:

   The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, included in the Company's registration statement, as amended, on Form SB-2, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 1998, has been derived from the audited financial statements at that date.

   The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 1999 and 1998. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

2.   Initial Public Offering.

   On April 30, 1999, the Company began offering between 700,000 and 900,000 shares of its common stock at $10.00 per share pursuant to a registration statement filed with the Securities and Exchange Commission. The proceeds of the public offering are being held in escrow until the Company receives subscriptions for 700,000 shares and certain other conditions are satisfied.

Item 2.  Management's Plan of Operation.

General.
-------

   HCNB Bancorp, Inc. was organized on February 24, 1998. Since inception, HCNB's activities have been limited to those related to its organization and capitalization and the organization and capitalization of its proposed national bank subsidiary, Harbor Capital National Bank (in organization). These limited activities have been financed solely by advances, in the amount of $220,000 as of March 31, 1999, by six of HCNB's organizers.

   HCNB has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission for an offering of a minimum of 700,000 shares and a maximum of 900,000 shares of HCNB's common stock, with an offering price of $10.00 per share. The Registration Statement became effective on April 30, 1999. The primary purpose of the offering is to raise the necessary capital to form and capitalize the Bank. The offering is conditioned upon HCNB's receipt of acceptable subscriptions for at least 700,000 shares of common stock and receipt of preliminary approval of the Bank's charter by the Office of the Comptroller of the Currency (OCC). Such preliminary approval was received on April 21, 1999. The offering will continue until August 31, 1999.

   HCNB and the Bank will not commence operations unless the offering is successfully completed, HCNB obtains approval from the Federal Reserve Board to become a bank holding company and the Bank meets the conditions of the (i) OCC to receive its certificate of authority to commence the business of banking;
(ii) the Federal Deposit Insurance Corporation (FDIC) to receive deposit insurance and (iii) the Federal Reserve Board to become a member bank.

   Subscription funds received during the offering are placed in an escrow account and are invested temporarily in bank accounts, short-term certificates of deposit or short-term securities issued or guaranteed by the United States government.

   HCNB believes that the proceeds of the offering ($7,000,000 if the minimum number of shares are sold, and $9,000,000 if the maximum number of shares are sold), will be sufficient to fund the expenses of establishing and opening the Bank and HCNB and the Bank's operations for at least twelve months after the offering. HCNB does not anticipate a need to raise additional capital during that period.

   Once the Bank opens, expected in the third quarter of 1999, it will begin business from its office in Rockville, Maryland. The Bank will accept checking and savings deposits, and offer a wide range of commercial, residential mortgage, consumer/installment and real estate loans.

   HCNB expects that the Bank will incur approximately $210,000 in expenses in leasehold improvements for its office and for furniture, fixtures and equipment for the office. The Bank will contract with an outside vendor for its data processing. HCNB anticipates a one-time capital expenditure of $243,000, and annual costs in the first year of operations of approximately $89,000 for data processing services.

Year 2000.
---------

   The Year 2000 poses a significant challenge to all financial institutions and other businesses because many automated systems may cease to function normally in 2000 as a result of the way date files are maintained in those systems. Federal banking regulators have taken a strong position relating to the financial industry's obligations to manage so-called "Y2K risks."

   As a new institution, HCNB and the Bank are focusing on making certain that any system put into place is already Y2K compliant. It is the Bank's policy to require Y2K warranties on all systems obtained and installed.

   The Bank's primary concern is the operation of its outside data processing service, because this service is the backbone of the Bank's operations. The Bank's contract with the data processing service provider includes a warranty from the provider that its systems are Y2K compliant and that the transition to the Year 2000 or any other date will not materially adversely affect its ability to provide the services that the contract covers.

   The Bank's data processing vendor has undertaken extensive testing of those operating and application systems which the Bank will use to determine capacities to transfer and retain data into the year 2000 and beyond. The Bank's vendor provided it with testing procedures using the actual databases of ten financial institutions currently being serviced by the vendor. All tests yielded positive results. If it is deemed necessary, the Bank can request Y2K testing using the Bank's database, once it is established.

   All internal data processing systems, including hardware and software applications, which have been or will be obtained, have been or will be warranted as to Y2K compliance. Verification testing for such compliance, in most cases, has already been performed by the data processing vendor. Supporting documentation has been provided to the Bank.

   The Bank will test internal stand-alone systems such as document preparation systems after installation. All systems will be analyzed as to the potential disruptive impact of the Year 2000 computer related malfunctions and testing procedures will be established based upon the risk of non-compliance. When available, third party testing results will also be obtained and reviewed for compatibility to the Bank's operations.

   The Bank will lease an existing banking office and will evaluate any existing systems within that facility for Y2K compliance. For example, in addition to information systems, the

Bank will assess office equipment, security systems, the vault door and other systems.

   All facility systems will be evaluated with regard to the possible impact of the Year 2000. When a system is determined to be date sensitive, a further determination will be made as to the possible adverse impact of the Year 2000. Where it is found that a risk does exist and the effects of non-compliance are not acceptable, corrective actions will be taken.

   The Bank recognizes that its customers' Y2K issues may affect its operations. The ability of a major credit customer to honor a debt obligation could be impaired if the customer has problems relating to Y2K. The Bank will ask its credit customers for Y2K representations, and will make that part of its loan documentation. Such representations will be supported by the documented evaluation of the borrower's Y2K position. A customer questionnaire asks the commercial loan customer to define how the Year 2000 will impact its operations. From that questionnaire and discussion with the customer, the loan officer will rate the customer's vulnerability to Y2K risk. Risk characteristics will include computer system capacities, business dependency on outside suppliers/vendors and outsource partners who also have Y2K risk and whether the customer's industry is computer-related. The loan officer will also evaluate the borrower's preparedness for the Year 2000. The borrower's actions should have included an assessment of its particular risk and an action plan to address its critical Y2K issues. If it is determined that the customer's Y2K actions are not satisfactory and represent potential credit risk to the Bank, this may be sufficient reason to decline the loan request.

   IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF HCNB'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE DISCUSSED IN HCNB'S REGISTRATION STATEMENT UNDER THE CAPTION "RISK FACTORS," SUCH AS THE LACK OF AN OPERATING HISTORY AND EXPECTATION OF LOSSES, RISKS RELATED TO THE CHOICE OF LOAN PORTFOLIO, RISK OF LOAN LOSSES; RISK OF EXPANSION STRATEGY; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; RISKS OF A COMPETITIVE MARKET; EFFECT OF DEVELOPMENTS IN TECHNOLOGY; YEAR 2000 ISSUES. HCNB'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3.  Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     Not applicable.

Item 5.  Other Information.

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)   Exhibits.

                  The following exhibit is being filed herewith:

                  EXHIBIT 27        Financial Data Schedule

                  (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HCNB Bancorp, Inc.


Date: July 20, 1999            By: /s/ Michael J. Burke
                                  --------------------------------------

                                    Michael J. Burke,
                                    President and Chairman of the
                                    Board of Directors
                                    (Principal Executive Officer)


Date: July 20, 1999            By: /s/ Li-Min Lee
                                  -------------------------------------
                                    Li-Min Lee, Treasurer
                                    (Principal Accounting and Financial
                                    Officer)