Form 10QSB
period 1999-06-30
HCNB BANCORP INC
filed 1999-08-16
CIK 1078676

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999.

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE
      ACT OF 1934
      For the transition period from __________ to __________.

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

                                 (301) 251-1020
        ---------------------------------------------------------------
                           (Issuer's telephone number)


        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 6, 1999, there were no shares of the Registrant's common stock, $0.01 par value per share, issued or outstanding. The Registrant is currently offering its stock for sale pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on April 30, 1999.

Transitional Small Business Disclosure Format (check one):

Yes     No  X
    ---    ---

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.


                              HCNB BANCORP, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                  AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


                                                     June 30,     December 31,
                                                       1999           1998
                                                    -----------   ------------
Assets                                              (unaudited)
------
Cash                                                $   27,133      $   8,341
Due from insiders                                       40,000         20,000
Deposit                                                  9,711         19,422
                                                    ----------      ---------
      Total assets                                  $   76,844      $  47,763
                                                    ==========      =========

Liabilities and Stockholders' Equity

Liabilities
      Accounts payable and accrued expenses             410,101        56,702
      Advances from insiders                            480,000       120,000
                                                     ----------     ---------
           Total liabilities                         $  890,101     $ 176,702
                                                     ==========     =========

Contingencies (Note 2)
Stockholders' Equity:
      Common stock, par value $0.01 per share,
        9,000,000 shares authorized, 0 shares
        issued and outstanding                               --            --
      Preferred stock, par value $0.01 per share,
        1,000,000 shares authorized, 0 shares issued
         and outstanding                                     --            --
      Additional paid-in capital                             --            --
      Deficit accumulated during development stage     (813,257)     (128,939)
                                                     ----------     ---------

      Total stockholders' deficit                      (813,257)     (128,939)
                                                     ----------     ---------
      Total liabilities and stockholders' deficit    $   76,844     $  47,763
                                                     ==========     =========


The accompanying notes are an integral part of these financial statements.

                              HCNB BANCORP, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                  Six Months Ended June 30,   Three Months ended June 30,
                                      1999        1998             1999       1998
                                    ---------   ---------       ----------  ---------

Revenues:                           $   1,155   $       -       $      740  $       -
                                    ---------   ---------       ----------  ---------

Expenses:
  Legal and other professional fees   162,674      17,812           70,087     17,812
  Fees                                 18,900           -            1,300          -
  Other                               503,899         106          370,516        106
                                    ---------   ---------       ----------  ---------

                                      685,473      17,918          441,903     17,918
                                    ---------   ---------       ----------  ---------

Loss before income tax benefit       (684,318)   (17,918)        (441,163)   (17,918)
Income tax benefit                          -           -                -          -
                                    ---------   ---------       ----------  ---------

Net loss                            $(684,318)   $(17,918)       $(441,163)  $(17,918)
                                    =========   =========       ==========  =========

  The accompanying notes are an integral part of these financial statements.

                              HCNB BANCORP, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     Six Months Ended June 30,
                                                         1999        1998
                                                      ---------   --------

Cash flows from operating activities:
   Net income (loss)                                  $(684,318)  $(17,918)
Adjustments to reconcile net loss
  to net cash used by operating activities -
   Increase in accounts payable and accrued expenses    363,110         --
                                                      ---------   --------
                                                       (321,208)   (17,918)

Cash flows from financing activities:
   Advances from insiders                               340,000     50,000
                                                      ---------   --------

Increase In Cash                                         18,792     32,082
Cash, beginning of period                                 8,341          -
                                                      ---------   --------
Cash, end of period                                   $  27,133   $ 32,082
                                                      =========   ========


   The accompanying notes are an integral part of these financial statements.

                              HCNB BANCORP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Organization and Basis of Presentation.

Organization:

   HCNB Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on February 24, 1998, primarily to hold all the capital stock of a proposed new national bank with the name Harbor Capital National Bank (the "Bank"). As of June 30, 1999, the Company has not been capitalized and is not required to be capitalized to be a corporation under Maryland law. The Company will be capitalized as a result of the initial public offering discussed in Note
2. The Company is in the development state and its activities have been limited to its organization and capitalization and the organization and capitalization of the Bank.

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

   The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of June 30, 1999, and the results of its operations for the three months and six months ended June 30, 1999, and cash flows for the six months ended June 30, 1999. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

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

Item 2.  Management's Plan of Operation.

General.

   HCNB Bancorp, Inc. was organized on February 24, 1998. Since inception, HCNB's activities have been limited to those related to its organization and capitalization and the organization and capitalization of its proposed national bank subsidiary, Harbor Capital National Bank (in organization). These limited activities have been financed solely by advances, in the amount of $480,000 as of August 6, 1999, by 6 of HCNB's organizers.

   HCNB has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission for an offering of a minimum of 700,000 shares and a maximum of 900,000 shares of HCNB's common stock, with an offering price of $10.00 per share. The Registration Statement became effective on April 30, 1999. The primary purpose of the offering is to raise the necessary capital to form and capitalize the Bank. The offering is conditioned upon HCNB's receipt of acceptable subscriptions for at least 700,000 shares of common stock and receipt of preliminary approval of the Bank's charter by the Office of the Comptroller of the Currency (OCC). Such preliminary approval was received on April 21, 1999. The offering will continue until August 31, 1999, unless extended by HCNB to a date not later than September 30, 1999.

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

   Once the Bank opens, expected in the third or fourth quarter of 1999, it will begin business from its office in Rockville, Maryland. The Bank will accept checking and savings deposits, and offer a wide range of commercial, residential mortgage, consumer/installment and real estate loans.

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

   IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD- LOOKING STATEMENTS SUCH AS STATEMENTS OF HCNB'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE DISCUSSED IN HCNB'S REGISTRATION STATEMENT UNDER THE CAPTION "RISK FACTORS," SUCH AS THE LACK OF AN OPERATING HISTORY AND EXPECTATION OF LOSSES; RISKS RELATED TO THE CHOICE OF LOAN PORTFOLIO; RISK OF LOAN LOSSES; RISK OF EXPANSION STRATEGY; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; RISKS OF A COMPETITIVE MARKET; EFFECT OF DEVELOPMENTS IN TECHNOLOGY AND YEAR 2000 ISSUES. HCNB'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

(a)  Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Use of Proceeds.

     (1) The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed is April 30, 1999. The Commission file number assigned to the registration statement is 333-73385.

     (2) The offering commenced on April 30, 1999.

     (3) As of the date of this filing, the offering has not terminated.

     (4) (i) As of the date of this filing, the offering has not terminated.

         (ii) The offering was not underwritten.

         (iii) The common stock, $0.01 par value per share, of HCNB Bancorp, Inc., was registered in the offering.

         (iv) HCNB Bancorp, Inc. registered 900,000 shares of common stock in the offering, with an aggregate price of $9,000,000. Pursuant to the terms of the offering, certain conditions must be met before subscription proceeds are released from escrow, including, but not limited to, the sale of at least 700,000 shares. As of the date of this filing, such conditions have not been satisfied and proceeds have not been released.

         (v) Not applicable as the conditions of the offering were not satisfied as of June 30, 1999 and, accordingly, there has been no issuance or distribution of any securities.

         (vi) Not applicable. As of the date of this filing, the conditions of the offering have not been satisfied and proceeds have not been released.

         (vii) Not applicable. As of the date of this filing, the conditions of the offering have not been satisfied and proceeds have not been released.

         (viii) Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)   Exhibits.

                  The following exhibit is being filed herewith:

                  EXHIBIT 27        Financial Data Schedule

                  (b)   Reports on Form 8-K.

                  None.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HCNB Bancorp, Inc.

Date: August 13, 1999         By:   /s/ Michael J. Burke
                                  ----------------------------------------
                                  Michael J. Burke,
                                  President and Chairman of the
                                  Board of Directors
                                  (Principal Executive Officer)


Date: August 13, 1999         By:   /s/ Li-Min Lee
                                  ----------------------------------------
                                  Li-Min Lee, Treasurer
                                  (Principal Accounting and Financial
                                  Officer)