Form 10QSB
period 1999-09-30
HCNB BANCORP INC
filed 1999-11-12
CIK 1078676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE) [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                        FOR THE TRANSITION PERIOD FROM __________ TO __________



                        COMMISSION FILE NUMBER:    333-73385


                               HCNB BANCORP, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  MARYLAND                                        52-2083046
(STATE OR OTHER JURISDICTION OF INCORPORATION OR      (IRS EMPLOYER IDENTIFICATION NO.)
              ORGANIZATION)

                 1776 EAST JEFFERSON STREET, ROCKVILLE, MD 20852
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  301-468-8848
                           (ISSUER'S TELEPHONE NUMBER)


CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. X YES     NO
                                                          --     --

                                        APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: NONE



TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [  ] NO [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                               HCNB BANCORP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                 As of September 30, 1999 and December 31, 1998




                                                              Sept. 30,                 Dec. 31,
                                                                1999                      1998
                                                             (Unaudited)

Assets
Cash                                                            1,054                    8,341
Due from insiders                                                   0                   20,000
Deposits                                                        9,711                   19,422
Property & equipment                                          356,577                        0

Total assets                                                  367,342                   47,763

Liabilities & Stockholders Equity

Liabilities
         Accounts payable & accrued expenses                  511,727                   56,702
         Advances from insiders                               571,600                  120,000

         Total liabilities                                  1,083,327                  176,702

Stockholders Equity
         Common stock, par value $0.01 per
           Share; 9,000,000 authorized; 0 shares
           Issued and outstanding                                   0                        0
         Preferred stock, par value $0.01 per
           Share; 1,000,000 authorized; 0 shares
           Issued and outstanding                                   0                        0
         Additional paid-in capital                                 0                        0
         Deficit accumulated during
           Development stage                                 (715,985)                (128,939)


         Total stockholders equity                           (715,985)                (128,939)

Total liabilities & stockholders equity                       367,342                   47,763


                                       (1)

                               HCNB BANCORP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                          Three months ended September 30,
                                                                1999             1998
Revenues                                                         354                0

Expenses
         Legal & other professional                           16,953           18,394
         Fees                                                  2,735                0
         Compensation & benefits                             102,951                0
         Rent                                                 18,730                0
         Other                                                69,656            1,513
         Total expenses                                      211,025           19,907

Loss before income tax benefit                              (210,671)         (19,907)

Income tax benefit                                                 0                0

Net loss                                                    (210,671)         (19,907)



                                                            Nine months ended September 30,
                                                                1999            1998

Revenues                                                       1,509               0

Expenses
         Legal & other professional                          176,202          36,196
         Fees                                                 16,895               0
         Compensation & benefits                             220,768               0
         Rent                                                 41,387               0
         Other                                               133,303           1,619
         Total expenses                                      588,555          37,815

Loss before income tax benefit                              (587,046)        (37,815)

Income tax benefit                                                 0               0

Net loss                                                    (587,046)        (37,815)


                                       (2)

                               HCNB BANCORP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                  From Inception Though End of Reporting Period
                                   (Unaudited)



                                                              2/24/98 (inception) - 9/30/99
Revenue                                                                  1,509

Expenses
         Legal & other professional                                    285,582
         Fees                                                           34,915
         Compensation & benefits                                       220,768
         Rent                                                           41,387
         Other                                                         134,842
         Total expenses                                                717,494

Loss before income tax benefit                                        (715,985)

Income tax benefit                                                           0

Net loss                                                              (715,985)



                                       (3)

                               HCNB BANCORP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine months ended September 30,
                                                                                       1999           1998

Cash flows from operating activities:
         Net income (loss)                                                          (587,046)        (37,521)

Adjustments to reconcile net loss to Net cash used by operating activities:
         Increase in accounts payable and
           Accrued expenses                                                          464,736               0


Net change                                                                          (122,310)        (37,521)

Cash flows from financing activities:
         Advances from insiders                                                      455,000          50,000
         Other                                                                        16,000               0
         Total                                                                       471,600          50,000

Cash flows used from financing activities:
         Purchase of property & equipment                                           (356,577)              0

Increase in cash                                                                      (7,287)         12,479

Cash, beginning of period                                                              8,341               0
Cash, end of period                                                                    1,054          12,479


                                       (4)

                               HCNB BANCORP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)



1.       Organization and Basis of Presentation

Organization

         HCNB Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on February 24, 1998, primarily to hold all of the capital stock of a proposed new national bank with the name Harbor Capital National Bank (the "Bank"). As of September 30, 1999, the Company has not been capitalized and is not required to be capitalized to be a corporation under Maryland law. The Company will be capitalized as a result of the initial public offering discussed in Note 2. The Company is in the development stage and its activities have been limited to its organization and capitalization and the organization and capitalization of the Bank.

Basis of Presentation

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

         The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the three months and nine months ended September 30, 1999, and cash flows for the nine months ended September 30, 1999. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

2.       Initial Public Offering

         On April 30, 1999, the Company began offering between 700,000 and 900,000 shares of its common stock at $10.00 per share pursuant to a registration statement filed with the Securities and Exchange Commission. The proceeds of the public offering are being held in escrow until the Company receives subscriptions for 700,000 shares and certain other conditions are satisfied.

         As of September, 30, 1999, the Company has received subscriptions for 700,213 shares and all proceeds are still held in the escrow account.

                                       (5)

ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

General

HCNB Bancorp, Inc. was organized on February 24, 1998. Since inception, HCNB's activities have been limited to those related to its organization and capitalization and the organization and capitalization of its proposed national bank subsidiary, Harbor Capital National Bank (in organization). These limited activites have been funded mostly by advances, in the amount of $571,600 as of September 30, 1999 by six of HCNB's organizers.

HCNB has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission for the offering of a minimum of 700,000 shares and a maximum of 900,000 shares of HCNB's common stock, with the offering price of $10.00 per share. The Registration Statement became effective on April 30, 1999. The primary purpose of the offering is to raise the necessary capital to form and capitalize the Bank. The offering is conditioned upon HCNB's receipt of acceptable subscriptions for at least 700,000 shares of common stock, and the receipt of the preliminary approval of the Bank's charter by the Office of the Comptroller of the Currency (OCC). The offering continued until September 30, 1999 at which time HCNB had received subscriptions for 700,213 shares. The preliminary approval by the OCC was received on April 21, 1999.

HCNB and the Bank will not commence operations unless HCNB obtains approval from the Federal Reserve Board to become a bank holding company and the Bank meets the conditions of the (1) OCC to receive its certificate of authority to commence the business of banking; (2) the Federal Deposit Insurance Corporation
(FDIC) to receive deposit insurance and (3) the Federal Reserve Board to become a member bank.

Subscription funds received during the offering were placed in an escrow account and are invested temporarily in bank accounts, short-term certificates of deposit or short-term securities issued or guaranteed by the United States government. As of September 30, 1999, HCNB had received subscription funds totaling $7,002,130. Included in this amount are investor loans in the amount of $555,000 that are to be converted to equity. As of September 30, 1999, the offering proceeds had not been released from escrow.

HCNB believes that the proceeds of the offering will be sufficient to fund the expenses of establishing and opening the Bank and HCNB and the Bank's operations for at least twelve months after the completion of the offering. HCNB does not anticipate a need to raise additional capital during that period.

It is anticipated that the Bank will open in the fourth quarter of 1999 and will begin business from its office in Rockville, Maryland. The Bank will accept demand/checking and savings deposits and offer a wide range of commercial, consumer/installment, and mortgage/real estate loans.

HCNB expects that the Bank will incur approximately $240,000 in expenses in leasehold improvements for its office and for furniture, fixtures and equipment for its office. The Bank will contract with an outside vendor for its data processing. HCNB anticipates a one-time capital expenditure for data processing equipment and software of approximately $200,000, and annual costs in the first year of operations of approximately $89,000 for data processing services.


                                       (6)

Year 2000

The Year 2000 poses a significant challenge to all financial institutions and other businesses because many automated systems may cease to function normally in 2000 as a result of the way date files are maintained in those systems. Federal banking regulators have taken a strong position relating to the financial industry's obligations to manage so-called "Y2K risks".

As new institutions, HCNB and the Bank are focusing on making certain that any system put into place is already Y2K compliant. It is the Bank's policy to require Y2K warranties on all systems obtained and installed.

The Bank's primary concern is the operations of its outside data processing service. The Bank's contract with the service provider includes a warranty that all its systems are Y2K compliant and that the transition to the year 2000 or any other date will not materially adversely affect its ability to provide services that the contract covers.

The Bank's data processing vendor has undertaken extensive testing of those operating and application systems which the Bank will use to determine capacities to transfer and retain data into the year 2000 and beyond. The Bank's vendor has provided it with testing procedures using the actual data bases of ten financial institutions currently being serviced by the vendor. All tests yielded positive results. It it is deemed necessary, the Bank can request Y2K testing using the Bank's data base, once it has been established.

All internal data processing systems, including hardware and software, which have been or will be obtained, have been or will be warranted as to Y2K compliance. In most cases, verification testing for such compliance has already been done by the Bank's data processing vendor. Supporting documentation has been provided to the Bank.

The Bank will evaluate internal stand-alone systems such as document preparation systems after installation. All systems will be analyzed as the potential disruptive impact of the year 2000 computer related malfunctions and testing procedures will be developed based upon an evaluation of the risk of non-compliance. When available, third party testing results will be obtained and reviewed for compatibility to Bank operations.

The Company leases an existing banking office and will has evaluated any existing system within that facility for Y2K compliance. Affected systems would included the HVAC system, security system and vault door.

The Bank does recognize that its customers' Y2K compliance issues may affect its operations. The ability of a major credit customer to honor a debt obligation could be impaired if the customer has Y2K-related problems. The Bank will ask its credit customers for Y2K representations and make that part of the loan documentation. Such representations will also be supported by a documented evaluation of the borrower's Y2K position. If it is determined that the customer's Y2K position is not satisfactory and represent a potential credit risk to the Bank, this may be sufficient reason to decline a loan request.

                                       (7)

IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF HCNB'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE DISCUSSED IN HCNB'S REGISTRATION STATEMENT UNDER THE CAPTION "RISK FACTORS", SUCH AS THE LACK OF AN OPERATING HISTORY AND EXPECTATION OF LOSSES; RISKS RELATED TO THE CHOICE OF LOAN PORTFOLIO; RISK OF LOAN LOSSES; RISK OF EXPANSION STRATEGY; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; RISKS OF A COMPETITIVE MARKET; EFFECT OF DEVELOPMENTS IN TECHNOLOGY AND YEAR 2000 ISSUES. HCNB'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.


                                       (8)


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                           None


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     Not applicable

(b)     Not applicable

(c)     Not applicable

(d)     Use of Proceeds

        (1) The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed in April 30, 1999. The Commission file number assigned to the registration statement is 333-73385.

        (2)   The offering commenced on April 30, 1999.

        (3)   Not applicable

        (4)   (i)   The offering terminated on September 30, 1999, the
                    expiration of the subscription period.

              (ii)  The offering was not underwritten.

              (iii) The common stock, $0.01 par value per share, of HCNB
                    Bancorp, Inc. was registered in the offering.

              (iv)  HCNB Bancorp, Inc. registered
                    900,000 shares of common stock in
                    the offering, with an aggregate
                    price of $9,000,000. As of September
                    30, 1999, HCNB has accepted
                    subscriptions for 700,213 shares,
                    with an aggregate value of
                    $7,002,130.

              (v)   Offering expenses:

                    From offering date to reporting date (4/30/99 - 9/30/99)
                    --------------------------------------------------------

                    Underwriters' discounts and commissions              0
                    Finders' fees                                        0
                    Expenses paid to or for underwriters                 0
                    Other expenses
                             Legal & other professional             14,198
                             Regulatory fees                         4,035
                             Printing                               20,082
                             Other                                   1,000
                             Total other expenses                   39,315

                    Total expenses                                  39,315


                                       (9)


                    From date of inception to offering date (2/24/98 - 4/30/99)
                    -----------------------------------------------------------

                    Underwriters' discounts & commissions                0
                    Finders' fees                                        0
                    Expenses paid to or for underwriters                 0
                    Other expenses
                             Legal & other professional             68,909
                             Regulatory fees                        30,880
                             Printing                                5,000
                             Other                                     500
                             Total other expenses                  105,289

                    Total expenses                                 105,289




              (vi)  Net offering proceeds:

                    Offering proceeds                            7,002,130
                    Offering expenses                             (144,604)
                    Net offering proceeds                        6,857,526


              (vii) As of September 30, 1999, all
                    subscription proceeds remained in
                    the escrow account. Although no
                    subscription proceeds have yet been
                    applied, the proceeds of organizer
                    loans which are to be converted to
                    equity (and which are included in
                    the aggregate proceeds of
                    $7,002,130) have been applied to pay
                    compensation and benefits, rent and
                    other expenses as follows:

                    From inception date to reporting date (2/24/98 - 9/30/99)
                    ---------------------------------------------------------

                    Legal & other professional                     202,475
                    Compensation & benefits                        220,768
                    Rent                                            41,387
                    Other                                          108,260
                    Total expenses                                 572,890

              (viii) Not applicable


ITEM 3            DEFAULTS UPON SENIOR SECURITIES

                                            Not Applicable

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                            Not Applicable

ITEM 5            OTHER INFORMATION

                                            None

                                      (10)

ITEM 6            EXHIBITS


(a)   Exhibit 27 - Financial Data Schedule
(b)   No reports on Form 8-K were filed.





                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                                      HCNB BANCORP, INC.
                                                      (REGISTRANT)


DATE         11-9-99                                  /s/ Michael J. Burke
     -----------------------------                    ------------------------------------
                                                      MICHAEL J. BURKE, CHAIRMAN/PRESIDENT
                                                      (PRINCIPAL EXECUTIVE OFFICER)


DATE         11-9-99                                  /s/ Li-Min Lee
     -----------------------------                    ------------------------------------
                                                      LI-MIN LEE, TREASURER
                                                      (PRINCIPAL ACCOUNTING AND FINANCIAL
                                                      OFFICER)



                                      (11)