Form 10KSB40
period 1999-12-31
HCNB BANCORP INC
filed 2000-03-28
CIK 1078676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 1999
                                             -----------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT
     OF 1934

       For the transition period from ____________________ to ___________

                        Commission file number 333-73385

                               HCNB Bancorp, Inc.
                               ------------------
                 (Name of small business issuer in its charter)

                  Maryland                                    52-2083046
                  --------                                    ----------
(State of other jurisdiction of incorporation             (I.R.S. Employer
              or organization)                           Identification No.)

1776 East Jefferson Street, Rockville, MD                     20852
-----------------------------------------                     -----
  (Address of principal executive offices)                  Zip Code

                    Issuer's telephone number (301) 468-8848
                                              --------------
         Securities registered under Section 12(b) of the Exchange Act:

                                              Name of each exchange on which
         Title of each class                                 registered

                  None                                         None

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                      ----
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [xx] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [xx]

The issuer's revenues for its most recent fiscal year.   $119,666
                                                         --------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of February 29, 2000 was $5,282,190. The initial public offering price was used to compute this value as there is no active trading market for the common stock and it is not possible to identify precisely the market value thereof.

As of February 29, 2000, 700,213 shares of the small business issuer's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                TABLE OF CONTENTS

                                     Part I
Item l    Description of Business                                            1
Item 2    Description of Property                                            9
Item 3    Legal Proceedings                                                  9
Item 4    Submission of Matters to a Vote of Security Holders               10

                                     Part II
Item 5    Market for Common Equity and Related Stockholder Matters          10
Item 6    Management's Discussion and Analysis or Plan of Operations        11
Item 7    Financial Statements                                              15
Item 8    Changes in and Disagreements with Accountants or Accounting
           and Financial Disclosure                                         30

                                    Part III
Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 30
Item 10   Executive Compensation                                            34
Item 11   Security Ownership of Certain Beneficial Owners and Management    34
Item 12   Certain Relationships and Related Transactions                    37
Item 13   Exhibits, Lists and Reports on Form 8-K                           38

                                     PART I

Item l DESCRIPTION OF BUSINESS

Organization. HCNB Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on February 24, 1998, to serve as a bank holding company for a newly formed commercial bank. Harbor Capital National Bank (the "Bank") received its charter from the Office of the Comptroller of the Currency on December 14, 1999 and commenced operations that day from its sole location at 1776 East Jefferson Street, Rockville, Maryland. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation.

The Company completed its initial offering of its shares of common stock ($.01 par value) in October, 1999. In the initial offering, 700,213 shares were sold at a price of $10.00 per share; total proceeds from the offering were $7,002,130. After offering expenses, the net proceeds to the Company were $6,828,075. The Bank was initially capitalized by the Company in an amount of $6,000,000.

Products and Services. The sole function of the Company, at this time, is to hold all of the common stock in its subsidiary, Harbor Capital National Bank. Harbor Capital National Bank is a community bank providing commercial products and services to its business and professional clients as well as consumer banking products and services to individuals.

The Bank offers a full range of deposit products that are typically available from most banking institutions. These products include business and personal checking accounts and savings/money market deposit accounts. The Bank offers certificates of deposit with various rate structures and maturities. All accounts currently offered are insured by the Federal Deposit Insurance Corporation, subject to the aggregation limits set by the FDIC.

As of December 31, 1999, the Bank had total deposits of $1,064,336. This deposit base represented 50 accounts.

The Bank also offers a diverse line of credit facilities to both commercial clients and individuals. While the primary target for loan development activities is small to mid-size businesses, the Bank fully realizes the need to be a credit source for individuals.

The Bank offers many forms of loans to businesses, including lines of credit, revolving credit, term loans, account receivable financing, and asset-based financing. These loans may be made on a secured or unsecured basis, based in part on the credit worthiness of the borrower and the type of loan. Commercial loans secured by real estate, for the purposes of land development, construction and permanent financing, are solicited by the Bank.

Credit facilities that are offered to the individual consumer include lines of credit, installment loans, demand loans and mortgage loans, though the Bank will generally not offer a loan term greater than five years, unless the repricing option is five years or shorter.

Ancillary products and services that the Bank provides include safe deposit boxes, night depository services, ATM access, funds transfer services both domestic and foreign, travelers checks/money orders, and retirements products (IRA's).

Markets. The Bank's primary service area is Montgomery County, Maryland. Montgomery County comprises 495 square miles and is located in Central Maryland. It is a suburb of Washington, DC and is located in the Washington-Baltimore market region. The Bank's secondary market area will be the Washington, DC region, particularly Washington, DC; Prince George's, Howard and Frederick counties in Maryland; and, Arlington, Loudoun and Fairfax counties in Virginia. The primary service area should provide the deposit base for the Bank and most credit extension should be made within the extended market area, however, based upon the competitive environment, it will be necessary to consider loan requests from outside of the defined market areas.

The Bank has targeted the market segment of the Asian-American community. The Asian-American community in Montgomery County is substantial in both size and growth patterns. The provisions of banking products and services to the Asian-American community is the driving force for the organization of the Bank and should provide an excellent source of business.

Delivery. The Bank provides banking products and services from its sole location at 1776 East Jefferson Street, Rockville, Maryland. The Bank is a member of the HONOR ATM network and the CIRRUS interchange network, whereby bank customers can access their deposits from around the world, and the Bank has announced the development of a internet banking program.

An agreement between the Bank and an internet banking provider, Netzee, was signed in December, 1999. Availability to the Bank's customer base is planned for late March, 2000 or early in the second quarter of 2000.

Competition. The Bank operates in a highly competitive environment. The wealth and sophistication of the Bank's market area makes it attractive for companies providing financial services. At June 30, 1999, there were 33 banking institutions with offices in Montgomery County. These institutions had 279 banking locations. In addition to the traditional competitors, management believes that non-traditional financial services companies and new internet banks provide additional competitive challenges. The Bank hopes to differentiate itself because of its market niche of the Asian-American community and its commitment to quality customer service.

Competition for demand/checking deposits is mostly related to convenience of location. The Bank's location makes it convenient for both small to mid-size businesses and individuals. The Bank's location is adjacent to one of the most highly developed commercial areas in the county, the Route 355 corridor. Small retail businesses mix with larger national chains. The shopping center in which the Bank is located has about forty retail stores, with several being major merchandisers. Convenient to the Bank's location is also high density housing, most occupied by senior citizens. The Washington Jewish Home complex is well within walking distance to the Bank.

Competition for time deposits is mostly controlled by interest rates. The Bank intends to position itself to be competitive within the local market.

Competition for loans is based upon availability of funds, interest rates, fee pricing and time requirements. While insuring that credit quality is maintained, the Bank is and expects to continue to be competitive in the terms of its loan types. The competitive advantage for a small locally-managed financial institution is the ability to have decision makers actively involved in the loan transaction from the early stages and to be able to make a decision is a timely manner.

Due to the short time that the Bank has been opened, it is not possible to tell how well the Bank competes in the market.

Major Vendors. As a small start-up institution, the Bank has relied on several outside service organizations to support its operational needs. Foremost is the Bank's data processing service bureau, Fiserv of Atlanta, Georgia. Item processing/imaging services are provided by Central Maryland Service Center of Ellicott City, Maryland. Unisys Corporation has provided data processing equipment and network installation and support.

Customer Dependencies. Bank activities to date have not revealed any dependence on one or a few major customers. Dependence within the loan portfolio is mostly controlled by regulatory limitations. Dependence within the deposit portfolio will be monitored as a part of the Bank's risk management activities. The Bank does not have or plan to accept brokered deposits.

Supervision and Regulation. The Bank received its charter to conduct business from the Office of the Comptroller of the currency; has received insurance of accounts from the Federal Deposit Insurance Corporation; and, has been accepted for membership in the Federal Reserve system. The Company has been approved by the Federal Reserve System to be a bank holding company.

The Company and the Bank are subject to extensive regulation under state and federal banking laws and regulations. These laws impose specific requirements and restrictions on virtually all aspects of operations, and generally are intended to protect depositors, not stockholders. The following discussion is only a summary and you should refer to particular statutory and regulatory provisions for more detailed information. Any change in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform, Recovery and
Enforcement Act of 1989 and most recently with the enactment of the Gramm-Leach-Bliley Act of 1999, numerous additional regulatory requirements have been placed on the banking industry. We cannot predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic conditions, or new federal or state legislation may have in the future.

         HCNB Bancorp. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision by the Board of Governors of the Federal Reserve System. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require by statute. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

The Federal Reserve Board must approve, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. A bank holding company may acquire control of substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law. If the bank has been in existence for the required time period, the Federal Reserve Board may approve the acquisition.

With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services for its authorized subsidiaries. A bank holding company may, however, engage in activities which the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks, as to be "properly incident thereto." In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on taking such stock or securities as collateral for loans to any borrower. Further, a holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to the Company or any other subsidiary of the Company, or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

As a Maryland incorporated bank holding company, the Company is also subject to certain limitations and restrictions under applicable Maryland corporate law and the Maryland Financial Institutions Code.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act ("GLBA"). Effective March 11, 2000, pursuant to authority granted under the GLBA, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its insured depository institution subsidiaries have achieved a rating of "satisfactory" or better with respect to meeting community credit needs.

Pursuant to the GLBA, financial holding companies will be permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the Federal Reserve Board. The GLBA identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market insecurities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and or acquire depository institutions. These financial holding companies' resources are substantially greater than those of the Company or the Bank and may now compete directly with the Company and the Bank in their lines of business.

         Harbor Capital National Bank. The Bank, as a national banking association whose accounts are insured by the Bank Insurance Fund of the FDIC up to the maximum legal limits, is subject to regulation, supervision and regular examinations by the OCC. The Bank is a member of the Federal Reserve System, and, as such, is subject to certain regulations issued by the Federal Reserve Board. The Bank is also subject to applicable banking provisions of Maryland law, insofar as they do not conflict with or are not preempted by federal law. The regulations of these various agencies govern most aspects of The Bank's business, including setting required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities. Banks in the Washington, D.C./Maryland/Virginia area can, subject to limited restrictions, acquire or merge with a bank in another of the jurisdictions, and can branch de novo in any of the jurisdictions.

Under the GLBA, subject to limitations on investment, a national bank that is well capitalized and well managed, as defined by regulation, and has a satisfactory or better community reinvestment rating, may engage through a financial subsidiary of the bank in activities that are financial in nature or incidental thereto. Existing authority of the Office of the Comptroller of the Currency and the FDIC to review subsidiary activities are preserved. No decision has, at this time, been made with respect to the establishment of new financial subsidiaries of either the Bank or the Company.

         Branching and Interstate Banking. Beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency

Act of 1994. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions.

The Riegle-Neal Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, but only in states which specifically allow for such branching. The District of Columbia, Maryland and Virginia have all enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

         Capital Adequacy Guidelines. The Federal Reserve Board, the OCC and the FDIC have all adopted risk based capital adequacy guidelines by which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk- based capital requirements, determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

Since December 31, 1992, national banks have been expected to meet a minimum, ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. These requirements apply to Harbor Capital Bank and will apply to HCNB Bancorp once its total assets equal $150,000,000 or more, it engages in certain highly leveraged activities or it has publicly held debt securities.

Tier I Capital for national banks generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment in accordance with SFAS
115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier I Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multifamily residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk based capital requirements, the OCC has established a minimum 3% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated national banks, with an additional cushion of at least 100 to 200 basis points for all other national banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4%-5% or more. Under the OCC's regulations, highest-rated banks are those that the OCC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A national bank that has less than the minimum Leverage Capital Ratio requirement must submit to the applicable district office for review and approval a reasonable plan describing the means and timing by which the bank will achieve its minimum

Leverage Capital Ratio requirement. A national bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order.

The OCC's regulations also provide that any insured depository institution with a Leverage Capital Ratio that is less than 2% is deemed to be operating in an unsafe or unsound condition and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement with the OCC to increase its Leverage Capital Ratio to such level as the OCC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance by the OCC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

         Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10% or more, a Tier 1 Risk Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Tier Ratio of 8% or more, a Tier 1 Risk Based Capital Ratio of 4% or more and a Tier I Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8%, a Tier 1 Risk Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6%, a Tier 1 Risk Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and
(v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution.

A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership.

Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital;
(iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         Regulatory Enforcement Authority. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") included substantial enhancement to the enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined in FIRREA. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

         Transactions with Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, investments in or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23A limits the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of the Bank and also limits the aggregate amount of transactions with all affiliates to twenty percent (20%) of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.

The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non- affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the FDIC, the OCC or the Office of Thrift Supervision shall evaluate the record of the financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings.

Employees. As of December 31, 1999, the Company had no employees other than its officers; the Bank had a total of twelve employees, nine of whom were employed full time.


Item 2 DESCRIPTION OF PROPERTY

The Company entered into a lease agreement with Federal Realty Investment Trust on December 23, 1998 for the premises to be used as the Company's and Bank's initial location. This location is 1776 East Jefferson Street, Rockville, Maryland. It is Suite 119 of the Federal Plaza Shopping Center. The leased space comprises approximately 4,153 square feet and included a remote drive in facility located in the shopping center's parking lot. The drive in facility has three drive through lanes.

The initial term of the lease is two years and the Company has one eight year option. The initial term of the lease will expire on February 28, 2001.

The lease expense commitment is as follows:
                          Year 1           $87,213.00
                          Year 2            90,244.69
                          Year 3            93,442.50
                          Year 4            96,681.84
                          Year 5           100,087.30
                          Year 6           104,074.18
                          Year 7           108,227.18
                          Year 8           112,587.83
                          Year 9           117,073.07
                          Year 10          121,765.96

In addition to the lease expense, the Company is responsible for the tax liability on the lease space and a common area maintenance assessment.


Item 3 LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or Bank is a party.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted to a vote of the security holders during the fourth quarter of 1999.


                                     Part II

Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock; Dividends. The Company's common stock is not traded on any organized exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market. There is no active market for the Company's stock and there are no assurances that one will develop in the foreseeable future. Since the closing of the initial stock offering there have been several private trades. The bid and asked price has been the same as the initial stock price of $10.00 per share.

At February, 29, 2000, there were 175 holders of record of the Company's common stock.

It is anticipated that the Bank will incur losses during its initial phase of operations, therefore, it is not anticipated that any dividend will be paid by the Bank or the Company for, at least, two years. Even if the Bank and Company have earnings in an amount sufficient to pay dividends, the Board of Directors may decide to retain earnings for the purpose of funding the growth of the Company and Bank.

There were no sales of unregistered shares of the Company in 1999.

Use of Proceeds of Initial Public Offering. The following tables reflect the offering expenses, net offering proceeds and use of proceeds of the Company's initial public offering:

Offering Expenses
-----------------
                                           2/24/98-9/30/99   10/1/99-12/31/99     Total
                                           ---------------   ----------------     -----
Underwriters' discounts & commissions                0                0                0
Finder's fees                                        0                0                0
Expenses paid to or for underwriters                 0                0                0
Other expenses
         Legal & other professional             83,107           29,451          112,558
         Regulatory fees                        34,915                0           34,915
         Printing                               25,082                0           25,082
         Other                                   1,500                0            1,500
         Total other expenses                  144,604           29,451          174,055
Total expenses                                 144,604           29,451          174,055

Net Offering Proceeds
---------------------
         Offering proceeds                                                             7,002,130
         Offering expenses                                                               174,055
         Net offering proceeds                                                         6,828,075


Use of Proceeds
---------------
Investment in subsidiary                              0           6,000,000            6,000,000
Interest expense                                      0              54,744               54,744
Operating expenses
         Legal & other professional             202,475              47,379              249,854
         Compensation & benefits                220,768             139,575              360,343
         Rent                                    41,387              37,004               78,391
         Other expenses                         108,260             (10,439)              97,821
         Total operating expenses               572,890             268,263              841,153

Item 6 PLAN OF OPERATION

The Company's main function is to serve as the holding company of the Bank. The Bank was initially capitalized by the Company at $6,000,000. Of this amount, the Bank used funds for capital expenditures totaling approximately $450,000. This includes $178,000 for leasehold improvements, $169,000 for data processing equipment and installation services, $79,000 for furniture, fixtures and equipment and $25,000 for software. The Bank's operating losses for the year ended December 31, 1999 were approximately $106,000.

The Bank has developed a growth plan for the next twelve months relating to deposits and loans. At December 31, 2000, deposits are projected at $18,000,000 and total loans are projected at $12,000,000. The deposit mix includes non-interest bearing demand deposit accounts, interest bearing checking accounts, savings and money market deposit accounts and certificates of deposit. The anticipated deposit mix is:

                           Non-interest bearing DDA           20%
                           Interest bearing checking           5
                           Savings & MMDA                     22
                           Certificates of deposit            53

The projected loan portfolio mix is:

                           Commercial loans                   42%
                           Consumer loans                      8
                           Real Estate loans                  50

Management expects that deposit and loan growth will be realized as a result of aggressive business development activities by both officers, staff and directors. The Bank's geographic location is good and the convenience of the location will be a deciding factor for many potential customers. This is especially true for senior citizens living in high density housing near the banking location.

The Bank will provide banking services from its banking location. The Bank is also affiliated with the HONOR and CIRRUS automated teller machine networks, whereby the Bank's customers may access their funds from any ATM affiliated with these networks. Practically speaking, these networks provide access throughout the United States and around the world.

The Bank has entered into an agreement with Netzee to provide internet banking services to the Bank and its customers. It is anticipated that this service will be available to the Bank's customers late in the first quarter of 2000 or early in the second quarter. Using this service, customers, both individual consumers and businesses, will be able to open accounts, inquire into account activities, transfer funds, and generally communicate with Bank staff. A bill payment feature will also be provided.

Operating results for the year ending December 31, 2000 are projected to reflect losses. This mostly is the result of overhead burden. No major capital expenditures are expected in the year 2000 and no major expansion activities are planned. While staff levels are projected to increase by 3 persons, this is not considered significant due to the start-up nature of the Bank. Management expects that the initial capitalization and the funds provided by the Bank's deposit growth will be adequate to fund the operations of the Bank for the twelve month period.

Some of the information in this Plan of Operations section and elsewhere in this annual report includes "forward-looking statements". These statements use words such as "may", "will", "expect", "anticipate", "plan", "estimate", or similar words, and they discuss our future expectations, projections of financial results or strategies that are subject to risks and uncertainties. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. Our actual results and the actual outcome of our expectations and strategies could be different from what have been described in this report because of these risks and uncertainties.

We have no operating history upon which to evaluate our future success, and we do not expect to be profitable initially. HCNB Bancorp and Harbor Capital National Bank are newly organized, and neither has any prior operating history. The Company's profitability will depend on the results of operations of our principal asset, Harbor Capital National Bank. We expect that the Bank will incur operating losses during its initial years of operation, and may not achieve profitability, if at all, for at least two years. If we decide to open new branch offices, that decision may further delay profitability because of the increased expenses of expansion and because the branches may not enhance our results of operations as anticipated.

Our lending strategy involves risks resulting from our choice of loan portfolio. We expect that the Bank's loan portfolio will be made up largely of commercial business and real estate loans. The Bank will offer mortgage loans for owner occupied residential properties. Commercial real estate, commercial business, construction and consumer loans generally carry a higher degree of credit risk than residential mortgage loans.

Future provisions for loan losses could adversely affect our results of operations. The Bank will maintain an allowance for loan losses to provide for loan defaults and nonperformance. The allowance is based on, among other things, prior experience with loan losses and an evaluation of the risks in the current portfolio. Because the Bank is a new bank with no prior loan experience, future adjustments may be necessary if economic, operating and other conditions differ substantially from the assumptions used in making the initial allowance determinations. In addition, we anticipate that the Bank's provisions for loan losses will increase in the future as it expands its lending activities. Also, regulatory agencies may require the Bank to add to the allowance based on their judgements when they conduct examinations of the Bank.

We cannot guarantee that our expansion strategies will be successful. We intend to expand our business in the future by opening branches and/or considering other opportunities when they arise. If we are not able to expand our business successfully, our competitive position and our results of operations will suffer. At this time, we have not identified any new branch locations or other opportunities. Our success in expanding our business will depend on, among other things, our ability to obtain regulatory approvals, our access to capital, our ability to manage growth and our ability to attract and train qualified employees. We cannot guarantee that we will be able to do any of these things.

Government regulation might negatively impact our operating results. HCNB Bancorp and Harbor Capital National Bank will operate in a highly regulated environment and will be subject to examination, supervision and comprehensive regulation by several federal and state regulatory agencies. Banking regulations, designed primarily for the safety of depositors, may limit the growth of the Bank and the return to investors by restricting activities such as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits and the creation of branch offices. Laws and regulations could change at any time, and changes could adversely affect our ability to operate profitably. See "Supervision and Regulation" for more information about applicable banking regulations.

The Bank will face substantial competition which could adversely affect our growth and operating results. The Bank will operate in a competitive market for financial services and will face intense competition both in making loans and in attracting deposits. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases and greater financial resources and lending limits than the Bank and are able to offer certain services that the Bank is not able to offer.

The Bank's ability to compete may suffer if it cannot take advantage of technological changes. The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking, telephone banking, debit cards and so-called "smart cards". Our ability to compete successfully may depend on the extent to which the Bank can take advantage of technological changes.

The Company's profitability will depend, to some degree, on economic policies and factors beyond its control. The operating income of the Bank will depend to a great extent on "rate differentials", the difference between the interest yields the Bank receives on its loans, securities and other interest-bearing assets and the interest rates it pays on its interest-bearing deposits and other liabilities. These rates are highly sensitive to many factors beyond the control of the Bank, including general economic conditions, the competitive environment and the policies of various governmental and regulatory agencies.

Item 7 FINANCIAL STATEMENTS



                        HCNB BANCORP, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS


                                                                   Page

Report of Independent Public Accountants                             16

Financial statements

  Consolidated Balance Sheets                                        17

  Consolidated Statements of Operations                              18

  Consolidated Statements of Stockholders' Equity                    19

  Consolidated Statements of Cash Flows                              20

Notes to Consolidated Financial Statements                        21-29

                    [Jameson & Associates, P.A. LETTERHEAD]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of HCNB Bancorp, Inc.
Rockville, Maryland


We have audited the accompanying consolidated balance sheet of HCNB Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999 and the period from February 24, 1998 (inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCNB Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999 and the period from February 24, 1998 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.






/s/ Jameson & Associates, P.A.

Baltimore, Maryland
January 13, 2000

                                  HCNB BANCORP, INC. AND SUBSIDIARY

                                     CONSOLIDATED BALANCE SHEETS

                                  AS OF DECEMBER 31, 1999 AND 1998

                                                                1999                      1998
                                                            -----------                -----------
                                               ASSETS

Cash and cash equivalents:
  On-hand and due from banks                                $   562,648                $     8,341
  Federal funds sold                                          1,777,648                         --
Investment securities, available for sale                     4,000,000                         --
Loans receivable                                                 24,800                         --
Investment in Federal Reserve Board
  stock, at cost                                                180,000                         --
Accrued interest receivable                                      33,141                         --
Property and equipment, net                                     449,530                         --
Other assets, net                                                74,293                     39,422
                                                            -----------                -----------

         Total assets                                       $ 7,102,060                $    47,763
                                                            ===========                ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits
     Noninterest-bearing                                    $    81,190                $        --
         Interest-bearing                                       783,146                         --
  Accounts payable and accrued expenses                         131,136                    176,702
                                                            -----------                -----------

         Total liabilities                                      995,472                    176,702
                                                            -----------                -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.01 per share,
    1,000,000 shares authorized, 0 shares
    issued and outstanding                                           --                         --
  Common stock, par value $0.01 per share,
    9,000,000 shares authorized, 700,213
    shares issued and outstanding                                 7,002                         --
  Additional paid-in capital                                  6,995,128                         --
  Accumulated deficit                                          (895,542)                  (128,939)
                                                            -----------                -----------

         Total stockholders' equity                           6,106,588                   (128,939)
                                                            -----------                -----------

         Total liabilities and stockholders'
           equity                                           $ 7,102,060                $    47,763
                                                            ===========                ===========

                             The accompanying notes are an integral part
                                 of this consolidated balance sheet

                                HCNB BANCORP, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                              FOR THE YEAR ENDED DECEMBER 31, 1999
                      AND FOR THE PERIOD FROM FEBRUARY 24, 1998 (INCEPTION)
                                      TO DECEMBER 31, 1998

                                                                1999                      1998
                                                              ---------                ---------
INTEREST INCOME
  Interest income on loans                                    $      46                $      --
  Interest income on investment securities                      119,176                       --
                                                              ---------                ---------

         Total interest income                                  119,222                       --
                                                              ---------                ---------

INTEREST EXPENSE
  On deposits                                                       703                       --
  Other                                                          54,041                       --
                                                              ---------                ---------
                                                                 54,744                       --
                                                              ---------                ---------

         Net interest income                                     64,478                       --

PROVISION FOR LOAN LOSSES                                            --                       --
                                                              ---------                ---------

         Net interest income after provision
       for loan losses                                           64,478                       --

SERVICE FEES AND CHARGES                                            444                       --
                                                              ---------                ---------

         Net interest income after services
       fees and charges                                          64,922                       --
                                                              ---------                ---------

OTHER OPERATING EXPENSES
  Salaries and benefits                                         360,343                       --
  Depreciation and amortization                                   1,728                       --
  Occupancy expense, data processing and
    supplies                                                    149,875                       --
  Marketing                                                      19,183                       --
  Professional fees                                             253,032                  109,380
  Regulatory expense                                             22,475                   17,600
  Other operating expenses                                       24,889                    1,959
                                                              ---------                ---------

         Total other operating expenses                         831,525                  128,939
                                                              ---------                ---------

         Loss before provision for income taxes                (766,603)                (128,939)

PROVISION FOR INCOME TAXES                                           --                       --
                                                              ---------                ---------

         Net loss                                             $(766,603)               $(128,939)
                                                              =========                =========

NET LOSS PER SHARE - BOTH BASIC AND DILUTIVE

         NET LOSS PER SHARE                                   $    1.09                       --

WEIGHTED AVERAGE SHARES OUTSTANDING                             700,213                       --

                           The accompanying notes are an integral part
                                of these consolidated statements.

                                HCNB BANCORP, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              FOR THE YEAR ENDED DECEMBER 31, 1999
                      AND FOR THE PERIOD FROM FEBRUARY 24, 1998 (INCEPTION)
                                      TO DECEMBER 31, 1998

                                                                  Additional
                                    Preferred   Common            Paid-in           Accumulated
                                    Stock       Stock             Capital           Deficit
                                    ----        ----------        ----------        ----------
BALANCE, February 24, 1998          $ --        $       --        $       --        $       --

  Net loss                            --                --                --          (128,939)
                                    ----        ----------        ----------        ----------

BALANCE, December 31, 1998            --                --                --          (128,939)

  Net proceeds from issuance
    of common stock                   --             7,002         6,995,128                --

  Net loss                            --                --                --          (766,603)
                                    ----        ----------        ----------        ----------

BALANCE, December 31, 1999          $ --        $    7,002        $6,995,128        $ (895,542)
                                    ====        ==========        ==========        ==========




                           The accompanying notes are an integral part
                               of these consolidated statements.

                              HCNB BANCORP, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                             FOR THE YEAR ENDED DECEMBER 31, 1999
                    AND FOR THE PERIOD FROM FEBRUARY 24, 1998 (INCEPTION)
                                     TO DECEMBER 31, 1998

                                                                1999                1998
                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $  (766,603)        $  (128,939)
  Adjustments to reconcile net loss to
    net cash from operating activities
         Provision for loan losses                                   --                  --
         Depreciation and amortization                            1,728                  --
         Effect of change in
           Accrued interest receivable                          (33,141)                 --
           Other assets                                         (34,871)                 --
           Accounts payable and accrued expenses                 74,434              56,702
                                                            -----------         -----------

                  Net cash from operating activities           (758,453)            (72,237)
                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities                         (4,000,000)                 --
  Purchase of Federal Reserve Board stock                      (180,000)                 --
  Refundable deposit                                                 --             (19,422)
  Loan principal disbursements                                  (24,800)                 --
  Purchase of property and equipment                           (451,258)                 --
                                                            -----------         -----------

                  Net cash from investing activities         (4,656,058)            (19,422)
                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in savings deposits,                                 864,336                  --
  Proceeds from common stock offering                         7,002,130                  --
  Advance (repayments) of related party
    advances                                                   (120,000)            100,000
                                                            -----------         -----------

                  Net cash from financing activities          7,746,466             100,000
                                                            -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                         2,331,955               8,341

CASH AND CASH EQUIVALENTS, beginning
  of period                                                       8,341                  --
                                                            -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                    $ 2,340,296         $     8,341
                                                            ===========         ===========

Interest paid                                               $    38,909         $        --

Income taxes paid                                           $        --         $        --

                         The accompanying notes are an integral part
                              of these consolidated statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

1. ORGANIZATION

HCNB, Bancorp, Inc. (the Company) was incorporated under the laws of the State of Maryland on February 24, 1998, primarily to hold all the outstanding shares of capital stock of a national bank.

Effective, September 1999, the Company completed an initial public offering (the Offering) in which it sold 700,213 shares of common stock for $10 per share. During 1999, the Company received net proceeds from the Offering of $7,002,130.

On December 14, 1999, the Bank received authority from the Federal Deposit Insurance Corporation (FDIC) and Office of the Comtroller of the Currency (O.C.C.) to begin banking operations.

As the Bank is a start-up operation, there can be no assurance that the Bank can attract sufficient depositors or issue sufficient quality loans to operate at a profit. The Bank is subject to certain risks inherent in making loans and accepting deposits.

In addition to these risks, the Company is currently operating at a loss. Growth of operations will be necessary for the Company to be able to cover overhead and other operational costs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the activity of HCNB Bancorp, Inc. and its wholly-owned subsidiary, Harbor Capital National Bank. All intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The Company's primary operations are conducted by the Bank, which operates one branch in Rockville, Maryland. The Bank is principally engaged in the business of investing in commercial and consumer loans and attracting deposits.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing deposits in other banks with original maturities of less than three months and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (CONTINUED)

Federal Reserve Board Stock

Federal Reserve Bank stock is carried at cost.

Investment Securities

Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Debt not classified as held-to-maturity and equity securities with readily determinable fair values are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. Investments not classified as held-to-maturity or trading are considered available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effects. A fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. For purposes of computing realized gains or losses on the sales of investments, cost is determined by using the specific identification method. Gains and losses on sales of securities are recognized at the time of sale. Premiums and discounts on investment and mortgage- backed securities are amortized over the term of the security using methods that approximate the interest method.

Loans Receivable and Allowance for Loan Losses

Loans receivable are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred loan fees. Interest on loans is calculated using the simple-interest method on principal amounts outstanding each month.

The allowance for losses on loans is determined based on management's review of the loan portfolio and analysis of the borrowers' ability to repay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions and status of nonperforming loans. Loans are charged off when considered, in the opinion of management, uncollectible.

Interest on potential problem loans is not accrued when, in the opinion of management, full collection of principal or interest is in doubt, or payment of principal or interest has become 90 days past due. Such interest is considered in management's determination of the allowance for loan losses. Any interest received in excess of the amount previously accrued on such loans is recorded in income in the period of recovery.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (CONTINUED)

Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) addresses the accounting by creditors for impairment of certain loans. It is generally applicable to all loans, except large groups of smaller balance homogeneous loans. It also applies to loans that are restructured in a troubled debt restructuring involving a modification of terms, with limited exceptions.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate, or at the loans' observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over 40 years. Furniture and equipment are depreciated over 7 years. Software is depreciated over 5 years.

Organizational Costs

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (the "SOP") regarding financial reporting on the costs of start-up activities. Under the SOP, organizational costs are considered start-up costs and, commencing with fiscal years beginning after December 15, 1998, entities are required to expense such costs as they are incurred. As a result of the SOP, the Company was required to write off its organizational costs.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (CONTINUED)

Comprehensive Income

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company adopted this standard effective January 1, 1999. The Company does not have any adjustment for comprehensive income for 1999. Comprehensive income is the same as income reported in the accompanying statement of operations.

Segments of an Enterprise

During 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 introduces a new model for segment reporting, called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure -- any manner in which management desegregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Bank has only one reportable segment and, accordingly, no additional disclosure pursuant to SFAS No. 131 is necessary.

Derivatives

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Bank will adopt SFAS No. 133 effective January 1, 2000. The Bank anticipates that the adoption of SFAS No. 133 will not have a material effect on its financial condition or results of operations.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (CONTINUED)

Loan Origination Fees

Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment to interest income over the life of the loans.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

As of December 31, 1999, investment securities available for sale consist of the following:
                                                      Cost       Market

FNMA - repurchase agreement,
  variable interest rate, due May 1, 2014          $4,000,000  $4,000,000
                                                   ==========  ==========

4. LOANS RECEIVABLE

As of December 31, 1999, loans receivable consist of:

           Unsecured consumer loans                      $24,800

           Less allowance for loan losses                     --
                                                         -------

           Loans receivable, net                         $24,800
                                                         =======

Outstanding loan commitments, which primarily represent undisbursed proceeds on personal lines of credit, were $7,200 as of December 31, 1999.

5.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 1999:

           Leasehold improvements                     $178,152
           Furniture and equipment                     273,106
                                                      --------
                                                       451,258
           Less accumulated depreciation                 1,728
                                                      --------
           Property and equipment, net                $449,530
                                                      ========

Depreciation expense for the year ended December 31, 1999 was $1,728.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (CONTINUED)

6. DEPOSITS

As of December 31, 1999, deposits consisted of:

                           Weighted
                           Average Rate at
                           December 31, 1999             Amount     Percent
                           -----------------             ------     -------
Checking accounts              -                        $ 81,190      9.4%
NOW accounts                  1.75%                      182,661     21.1%
Money market accounts         3.60%                      220,107     25.5%
Certificates of deposit       4.99%                      379,178     43.9%
Savings                       2.25%                        1,200       .1%
                                                        --------    ------
                                                        $864,336    100.0%
                                                        ========    ======


A schedule of maturities of deposits as of December 31, 1999 is as follows:

           No contractual maturity                       $485,158
           Maturity within one year                       377,678
           Maturity in one to five years                    1,500
                                                         --------
                                                         $864,336
                                                         ========

The aggregate amount of deposits, each with a minimum denomination of $100,000 or more, was approximately $365,328 as of December 31, 1999.


7. INCOME TAXES

The reconciliation of the federal statutory to the actual income tax rate is as follows:
                                                     1999             1998
                                                   --------         ------

Statutory federal income tax rate (35%)            $268,300         $ 45,100
State income tax benefit, net of federal
  income tax effect                                  38,300            6,400
Valuation allowances                               (306,600)         (51,500)
                                                   --------         --------

                  Total                            $     --         $     --
                                                   ========         ========

The Company has recorded a 100% valuation allowance against its deferred tax asset as the Company is a start-up operation and it is more likely than not that the deferred tax asset will not be realized.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (CONTINUED)


The tax effect of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relates to the following as of December 31, 1999:

         Deferred tax assets:
         Allowance for loan losses                       $     --
         Net operating loss carryforwards                 358,100
                                                         --------

                  Total gross deferred tax assets         358,100

         Less:  Valuation allowance                      (358,100)
                                                         --------

                  Net deferred tax asset                 $     --
                                                         ========


8. RELATED PARTY TRANSACTIONS

The insider founding stockholders that made advances to the development stage company are to be paid interest in the amount of $14,508. This liability was accrued at December 31, 1999.

The officers and directors have deposits in the Company approximating $420,000 at December 31, 1999.


9. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount. For investment securities, fair value is determined using quoted market prices.

Fair value of loans receivable is estimated by discounting future cash flows, taking into consideration future loan losses, using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. For commitments to extend credit, the carrying amount is a reasonable estimate of fair value. Management estimates that the fair value of loans receivable is approximately $24,800 at December 31, 1999.

With respect to deposits, fair value of savings deposits, money market accounts and NOW accounts is the amount payable on demand at the reporting date. Fair value of fixed maturity term accounts and individual retirement accounts is estimated using rates currently offered for accounts of similar remaining maturities. Management estimates that the fair value of deposits approximates the carrying amount as of December 31, 1999.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (CONTINUED)

10. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

Due to the Bank's recent formation, as of December 14, 1999, the Bank has not been categorized by the Office of the Comptroller of the Currency (O.C.C.) under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I Risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes would prevent the Bank from being categorized as well-capitalized. The table below shows the regulatory capital as of December 31, 1999.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (CONTINUED)

                                                        For Capital Adequacy
                                      Actual                 Purposes
                                -------------------      ----------------
                                Amount        Ratio      Amount     Ratio
                                ------        -----      ------     -----
Total Capital
(to risk-weighted
 assets)                      $5,894,000     340.69%   $  138,000    8.0%

Tier I Capital
(to risk-weighted
 assets)                      $5,894,000     340.69%   $   69,000    4.0%

Tier I Capital
(to ending assets)            $5,894,000     84.15%    $  210,000    3.0%


                                         To Be Well-Capitalized Under
                                       Prompt Corrective Action Provisions
                                       -----------------------------------
                                            Amount                 Ratio
                                            ------                 -----
Total Capital
(to risk-weighted
 assets)                                 $  173,000                10.0%

Tier I Capital
(to risk-weighted
 assets)                                 $  104,000                 6.0%

Tier I Capital
(to ending assets)                       $  350,000                 5.0%

10.      LEASE

The Company entered into a lease agreement on December 23, 1998 to lease banking facilities and offices in Rockville, Maryland. The lease is for a two year period with an option to renew for 8 years. Rent expense was $87,213 for the year ended December 31, 1999.

The rental commitment is as follows:

                  December 31, 2000                     $90,245

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants.


                                    Part III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and officers. The current Board has seven (7) directors. All of the Company's current directors were organizers of the Company and Bank and were duly elected or appointed to the Board and will continue to serve as directors until their successors are elected and qualified.


Set forth below is a listing of all directors and executive officers of the Company and/or the Bank. Except as expressly indicated, each person has been engaged in his principal occupation for, at least, five years.

Name                      Age              Position
Michael J. Burke           50               Chairman/President, HCNB Bancorp;
                                                     Chairman, Harbor Capital National Bank

Chi Ping Chow              38               Director, HCNB Bancorp;
                                                     Director/Vice President, Harbor Capital National Bank

Michael L. Derr            49               Secretary, HCNB Bancorp;
                                                     Senior Vice President/Secretary, Harbor Capital National Bank

Harvey S. Fenster          61               Director, HCNB Bancorp;
                                                     Director, Harbor Capital National Bank

Wayne A. Harrison          50               Director, HCNB Bancorp
                                                     Director, Harbor Capital National Bank

Li-min Lee                 41               Director/Treasurer, HCNB Bancorp
                                                     Director/Treasurer-Cashier, Harbor Capital National Bank

William J. Olsen           49               Director/Vice President, HCNB Bancorp
                                                     Director/President, Harbor Capital National Bank

Robert K. Wang             45               Director, HCNB Bancorp
                                                     Vice Chairman, Harbor Capital National Bank

Michael J. Burke serves as Chairman of the Board of directors and President of HCNB Bancorp, and is Chairman of the Board of directors of Harbor Capital National Bank. Mr. Burke is a certified public accountant and has been the president since 1996 and a principal since 1971 of Yorke, Burke and Lee, CPA's P.A. Mr. Burke has been the president of East West Communications, Inc. since 1989, and the president of Metro Billing Corporation since 1993. Mr. Burke served as president of Quads Trust Company from 1995 to 1996, and was a director from 1991 to 1996, and as the chief financial officer of The Parvus Company, an international security firm, from 1986 to 1999.

Chi Ping Penny Chow is Vice President and Business Development Officer of Harbor Capital National Bank. She is a director of HCNB Bancorp, and is a director of Harbor Capital National Bank. From 1996, until joining the organizing efforts of Harbor Capital National Bank, Ms. Chow was the treasurer of the Development Bank of Singapore. Ms. Chow was a senior loan processor at Fidelity Mortgage Services, Inc. from 1992 to 1994, when she was promoted to the position of manager, which she held from 1994 to 1996.

Michael L. Derr is the Senior Vice President and Chief Operating Officer of Harbor Capital National Bank. He is secretary of HCNB Bancorp. Prior to joining the organizing efforts of Harbor Capital National Bank, Mr. Derr was president of MLD Consulting, Inc., a bank consulting company, which he founded in 1998. Mr. Derr previously served as assistant vice president and vice president of operations at The Bank of Glen Burnie from 1989 to 1998. From 1972 to 1989, Mr. Derr held various positions, including vice president of operations, at Citizen Savings Bank, FSB.

Harvey S. Fenster is a director of HCNB Bancorp and of Harbor Capital National Bank. Dr. Fenster has practiced as an orthodontist since 1964, specializing in orthodontics and dentofacial orthopedics. Dr. Fenster was an organizer, director and vice chairman of the board of Kennedy Bank & Trust Company from 1970 to 1982. In addition, Dr. Fenster has been a director of East West Communications, Inc. since 1985.

Wayne A. Harrison is a director of HCNB Bancorp and of Harbor Capital National Bank. Since 1983, Mr. Harrison has been the president of H.T. Harrison & Sons, Inc., a family owned roofing and building contractor which has been doing business in the Washington, D.C. metropolitan area for over 50 years. Mr.
Harrison has served as a director and secretary of East West Communications, Inc. since 1995.

Li-min Lee is Treasurer of HCNB Bancorp. She is a director of HCNB Bancorp and of Harbor Capital National Bank. She is also the Treasurer/Cashier of the Bank. Ms. Lee is currently a certified public accountant and a principal of Yorke, Burke and Lee, CPA's PA, where she has served as the vice president since 1985. Ms. Lee has served as vice president for Com-Tech International, Inc. since 1996 and as vice president of Crossover International, LLC since 1996.

William J. Olsen is the President and Chief Executive Officer of Harbor Capital National Bank, and Vice President of HCNB Bancorp. He is also a director of HCNB Bancorp and of Harbor Capital National Bank. Mr. Olsen, also the Bank's Chief Lending Officer, is a credit trained commercial banker with more than 26 years of experience acquired at money center, regional and community banks. His client base has included professionals as well as small to middle market businesses, and his primary responsibilities were to build full service banking relationships. He moved to the Baltimore-Washington metropolitan area in 1993 and most recently served as a vice president at Crestar Bank, managing the Maryland region's Professional & Executive and Not-for-Profit new business efforts.

Robert K. Wang is a member of the board of directors of HCNB Bancorp and Vice Chairman of the Board of Harbor Capital National Bank. Mr. Wang is currently the chairman and president of Comtech Micro Systems, Inc., which he founded in 1986. Comtech Micro Systems, Inc. specializes in the manufacture and distribution of micro computers and related products. The company also is an authorized distributor for major brand personal computers and related products.

Each director and officer has served in their respective positions since the formation of the Company and Bank.

There are no family relationships among directors and executive officers.

Nominees for election to Board of Directors of the Bank. The following persons have been nominated to serve as additional directors of Harbor Capital National Bank. Before being considered further for election, each nominee must be approved by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Reserve Board.

Name                   Age              Position
----                   ---              --------

Craig S. Cohen         28               Director nominee,
                                            Harbor Capital National Bank

James M. Davin         54               Director nominee,
                                            Harbor Capital National Bank

Edward R. Kuan         41               Director nominee,
                                            Harbor Capital National Bank

George H. Lowe, Jr.    38               Director nominee,
                                            Harbor Capital National Bank

Stephen E. McGregor    50               Director nominee,
                                            Harbor Capital National Bank

Marc L. Meisel         28               Director nominee,
                                            Harbor Capital National Bank

James F. Whalen        38               Director nominee,
                                            Harbor Capital National Bank

Craig S. Cohen is currently the Vice President of Leasing for Ronald Cohen Investments, a real estate investment company located in Bethesda, Maryland. He has held that position since 1993. Mr. Cohen is also a stockholder, officer and/or partner in several other real estate holding companies.

James M. Davin is the President of Davin Capital Corporation, a private investment company, and the General Partner of Davin Capital, L.P., a private investment partnership. He has held these positions since 1994. Previous to these positions, Mr. Davin held several senior level positons in investment banking companies, including First Boston Corporation, Drexel Burnham Lambert, and Lehman Brothers. Mr. Davin served as Chairman and Vice Chairman of the Board of Governors of the National Association of Securities Dealers in 1987 and as a board member from 1985 until 1988.

Edward R. Kuan is President of Belle Terre Development and Construction Company, a real estate development firms, and of Monticello Homes Inc., a home building company. Both are headquartered in Rockville, Maryland. Mr, Kuan is a licensed building contractor.

George H. Lowe Jr. is the President and Chief Executive Officer of G. Lowe & Associates, Ltd., a firm involved in government relations and financial consulting. Mr. Lowe is also the CEO of Potomac RiverJet, Inc. and the General Partner of Strategic Investment Holding, LLC, an investment firm. Previous to these positions, Mr. Lowe was a commercial banking officer with First American Bank and Maryland National Bank.

Stephen E. McGregor is currently self employed as a financial services advisor. From 1997 until 1999, Mr. McGregor was the Executive Vice President and Chief Financial Officer of Key Energy Group, Inc. and from 1995 to 1997 he was a Senior Financial Advisor of James D. Wolfensohn, Inc., a New York investment banking firms. Mr. McGregor is an attorney and has had extensive experience at the federal government level having served in both the Executive and Legislative branches.

Marc L. Meisel is the Chief Operating Officer of Worldwide Parking, Inc., an international company headquartered in Rockville, Maryland. He has held this position since 1993.

James F. Whalen is President and Owner of Investment Properties, Inc., a real estate development company doing business in the Baltimore-Washington area

Section 16(a) Beneficial Ownership Reporting Compliance

No reports were filed under Section 16(a) of Securities Exchange Act of 1934. The Company is not subject to the provisions of Section 16.

Item 10 EXECUTIVE COMPENSATION

For the year ended December 31, 1999, no compensation was paid by the Company to any person serving as a director or officer.

The following table sets forth the compensation for Mr. Olsen, Chief Executive Officer of the Bank. Mr. Burke, Chief Executive Officer of the Company, received no compensation.

Name & Principal Position           Year      Salary         Bonus      Other
-------------------------           ----      ------         -----      -----

William J. Olsen                    1999      $90,269(1)     $10,000       0
President/CEO, Harbor Capital
     National Bank

(1) Of this salary amount, $9,500 was paid as an automobile allowance.

No other executive officer of the Bank had compensation in excess of $100,000 for the fiscal year ended December 31, 1999.

HCNB Bancorp entered into a written employment agreement with Mr. Olsen. Under the Agreement, Mr. Olsen served as Vice President of HCNB Bancorp at an annual base salary of $100,000, subject to annual review. The agreement terminated with the opening of Harbor Capital National Bank and the execution of an employment agreement with the Bank.

Under the Agreement with Harbor Capital National Bank, Mr. Olsen serves as President of Harbor Capital National Bank at an annual base salary of $100,000, subject to annual review, and an initial term of three years, automatically renewable for one year terms unless written notice is provided by either party 90 days before expiration of a term. However, either Harbor Capital National Bank or Mr. Olsen may terminate his employment at any time upon 30 days' prior written notice, and Mr. Olsen may be terminated for cause at any time without prior notice. Harbor Capital National Bank also provides Mr. Olsen with a monthly automobile allowance and benefits available to other employees.

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following set forth information regarding stock ownership of management and holders of 5% or more of the Company's common stock as of February 29, 2000.

                                                 Amount & Nature
                  Name & Address                 Of Beneficial       Percent
Title of Class    Of Beneficial Owner            Ownership           of Class
--------------    -------------------            -------------       --------

Common Stock      Sy-Pien Chow                      66,950             9.56%
                  706 Ivy League Lane               (1)
                  Rockville, MD  20850

Common Stock      Warren Trepp                      69,300             9.90
                  590 Lakeshore Boulevard           (2)
                  Incline Village, NV  89450

Common Stock      Edward R. Kuan                    50,000             7.14
                  11047 Cedarwood Drive             Individual
                  Rockville, MD 20852

Common Stock      Carmelo Montalbano                50,107             7.16
                  5044 Millwood Lane, NW            (3)
                  Washington, DC  20016

Common Stock      Michael J. Burke                  20,020             2.86
                  21216 Christman Hill Terrace      (4)
                  Boyds, MD  20841

Common Stock      Chi Ping Chow                     17,700             2.53
                  706 Ivy League Lane               Individual
                  Rockville, MD  20852              (5)

Common Stock      Michael L. Derr                    1,000             0.14
                  242 Mill Church Road              IRA
                  Arnold, MD  21012

Common Stock      Harvey S. Fenster                 10,100             1.44
                  6316 Lenox Road                   (6)
                  Bethesda, MD  20817

Common Stock      Wayne A. Harrison                 21,094             3.01
                  12709 High Meadow Road            Individual
                  North Potomac, MD  20878

Common Stock      Li-Min Lee                        41,480             5.92
                  5 Maplecrest Court                (7)
                  Potomac, MD  20854

Common Stock      William J. Olsen                     500             0.07
                  8501 High Timber Court            (8)
                  Ellicott City, MD  21043

Common Stock      Robert K. Wang                    59,300             8.47
                  9300 Inglewood Court              (9)
                  Potomac, MD  20854

                  Officers and Directors           171,194            24.45%
                  As a group (8 persons)


(1) Total includes 17,700 shares held by daughter, Chi Ping Chow, and 5,000 shares held by daughter Chih Ching Chow in trust. All other shares are held individually.
(2) Stock is held in two separate trusts, 34,650 shares in each, in which Mr. Trepp is the sole trustee.
(3) Total includes 19,107 shares held in Mr. Montalbano's SEP IRA. All other shares are held individually.
(4) Total includes 16,500 shares held individually; 4,020 shares held in Mr. Burke's IRA; and, 5,000 shares held in a trust in which Mr. Burke is a trustee.
(5) In addition to the shares held individually, 44,250 shares are held by Ms. Chow's father, Sy-Pien Chow and 5,000 shares are held by her sister, Chih Ching Chow, in trust.
(6) Total includes 100 shares held individually and 10,000 held by Dr. Fenster's pension plan.
(7) Total includes 3,650 shares held individually; 3,080 shares held in Ms. Lee's IRA; and 34,750 shares held jointly with others. In addition, 5,250 shares are owned by Ms. Lee's husband, Dar-Ning Kung, in his IRA and 520 shares are held by her son, Albert Kung.
(8)  Total includes 200 shares held individually and 300 shares held jointly.
(9) Total includes 7,300 shares held individually and 52,000 shares held in a trust with Mr. Wang as sole trustee. In addition, Mr. Wang's sister, Jennifer Wang, holds 10,000 shares individually.

In addition to the directors and executive officers noted above, there are currently seven nominees for election to the Board of Directors of the Bank. Their ownership interests in the Company are as follows:

Common Stock      Craig S. Cohen                     5,834             0.83
                  6500 Rock Spring Dr. #302          Individual
                  Bethesda, MD  20817

Common Stock      James M. Davin                         0             0.00
                  630 Fifth Avenue, #1965
                  New York, NY  10111

Common Stock      Edward R. Kuan                    50,000             7.14
                  11047 Cedarwood Drive             Individual
                  Rockville, MD  20852

Common Stock      George H. Lowe, Jr.                  500             0.07
                  1211 Connecticut Ave., NW         Individual
                  Suite 805                         (10)
                  Washington, DC  20036

Common Stock      Stephen E. McGregor                    0             0.00
                  2329 Tilden Place, NW
                  Washington, DC  20008

Common Stock      Marc L. Meisel                    17,500             2.50
                  6000 Executive Blvd., 7th Floor   Individual
                  Rockville, MD  20852

Common Stock      James F. Whalen                   10,000             1.43
                  807I Rockville Pike               Individual
                  Rockville, MD  20852              (11)


(10) In addition, 4,500 shares are held by Strategic Investment Holdings, LLC, of which Mr.Lowe is the President.
(11) In addition, 1,500 shares are held by I.P. Associates, LLC, of which Mr. Whalen is the President; 2,500 shares are held by his father, C.M. Whalen; and 2,500 shares are held in a trust where is father is the sole trustee.


Item 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with the Company's and Bank's directors, officers and employees and their associates. In the past, all such transactions have been on the same terms, including interest rates, maturities and collateral requirements as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

During the organization of the Company and the Bank, the organizing directors made advances to the Company in the aggregate amount of $555,000 which were repaid as subscriptions for common stock in the offering. These advances were made under a founders loan agreement whereby the organizers would receive an interest payment at the rate of 5.00% per annum. This amount was carried as interest payable and booked as an expense as of December 31, 1999.

In addition, one organizing director made an advance to the Company in the amount of $20,000 which was repaid from the proceeds of the offering. No interest was paid on this loan. Certain organizing directors also guaranteed a bank line of credit to the Company in an aggregate amount of $150,000. All advances from this line were repaid from the offering proceeds.

Item 13 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No.   Description of Exhibits

         3(i) Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-73385)

         3(ii)    Bylaws of the Company  (incorporated  by  reference to Exhibit
                  3.2 of the Registration Statement on Form SB-2, File No. 333-73385)

         10.1 Employment Agreement between William J. Olsen and the Bank (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-73385)

         10.2 Employment Agreement between Michael L. Derr and the Bank (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-73385)

         10.3 Lease Agreement between HCNB Bancorp, Inc. and Federal Realty Investment Trust (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-73385).

         21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form BS-2, File No. 333-73385).

         27       Financial Data Schedule

(b) No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1999.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HCNB Bancorp, Inc.
                                        ------------------
                                        (Registrant)

                                        By: /s/ Michael J. Burke
                                            ---------------------------------
                                            Michael J. Burke.
                                            Chairman of the Board/President

Date:  March 27, 2000

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature                     Title                             Date

/s/ Michael J. Burke          Chairman of the Board/President   March 27, 2000
-----------------------       (Principal Executive Officer)
Michael J. Burke

/s/ Chi Ping Chow             Director                          March 27, 2000
-----------------------
Chi Ping Chow

/s/ Harvey S. Fenster         Director                          March 27, 2000
-----------------------
Harvey S. Fenster

/s/ Wayne A. Harrison         Director                          March 27, 2000
-----------------------
Wayne A. Harrison

/s/ Li-Min Lee                Director/Treasurer                March 27, 2000
-----------------------
Li-Min Lee

/s/ William J. Olsen          Director/Vice President           March 27, 2000
-----------------------       (Principal Financial Officer
William J. Olsen              and Principal Accounting
                              Officer)

/s/ Robert K. Wang            Director                          March 27, 2000
-----------------------
Robert K. Wang

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
         PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING
                                     ISSUERS


HCNB Bancorp, Inc. has not sent and will not send to its security holders an annual report other than this Annual Report on Form 10-KSB. HCNB Bancorp, Inc. intends to provide proxy materials to its security holders on or about April 28, 2000. A copy of such materials have been furnished to the Securities and Exchange Commission for its information, and HCNB Bancorp, Inc. understands that such materials will not be considered to be filed or subject to the liabilities of Section 18 of the Exchange Act.