Form 10QSB
period 2000-03-31
HCNB BANCORP INC
filed 2000-05-11
CIK 1078676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the quarterly period ended March 31, 2000


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________



                        Commission file number: 333-73385



                               HCNB Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)

             Maryland                                    52-2083046
 (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)



                 1776 East Jefferson Street, Rockville, MD 20852
                    (Address of principal executive offices)

                                  301-468-8848
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of April 30, 2000, 700,213 shares of the small business issuer's common stock, par value of $.01 per share, were issued and outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [ x ]

                                TABLE OF CONTENTS
                                                                            Page

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Report of Independent Public Accountants...........................1

            Consolidated Balance Sheets........................................2

            Consolidated Statements of Operations..............................3

            Consolidated Statements of Cash Flows..............................4

            Notes to Consolidated Financial Statements.....................5 - 8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................9 - 10

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.................................................11

Item 2.     Changes in Securities and Use of Proceeds.........................11

Item 3.     Defaults Upon Senior Securities...................................11

Item 4.     Submission of Matters to a Vote of Security Holders...............11

Item 5.     Other Information.................................................11

Item 6.     Exhibits and Reports on Form 8-K..................................11

SIGNATURES  ..................................................................12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of HCNB Bancorp, Inc.
Rockville, Maryland

         We have reviewed the unaudited consolidated balance sheet of HCNB Bancorp, Inc. and subsidiary as of March 31, 2000, and the related unaudited consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999. All information included in these financial statements is the representation of the management of HCNB Bancorp, Inc.

         A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted audit standards the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated January 13, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Jameson & Associates, P.A.

Baltimore, Maryland
April 19, 2000

                        HCNB BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2000               1999
                                                                                 ----------         ----------

                             ASSETS

Cash and cash equivalents:
   On-hand and due from banks                                                     $ 204,843          $ 562,648
   Federal funds sold                                                             1,999,101          1,777,648
Investment securities, held to maturity                                           5,266,764          4,000,000
Loans receivable                                                                  1,503,262             24,800
Investment in Federal Reserve Board stock, at cost                                  180,000            180,000
Accrued interest receivable                                                          35,305             33,141
Property and equipment, net                                                         454,623            449,530
Other assets, net                                                                    75,519             74,293
                                                                                 ----------         ----------

         Total assets                                                            $9,719,417         $7,102,060
                                                                                 ==========         ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest-bearing                                                          $ 264,504           $ 81,190
     Interest-bearing                                                             3,410,529            783,146
   Accounts payable and accrued expenses                                            145,310            131,136
                                                                                 ----------         ----------

         Total liabilities                                                        3,820,343            995,472
                                                                                 ----------         ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.01 per share, 1,000,000 shares
     authorized, 0 shares issued and outstanding                                          -                  -
   Common stock, par value $0.01 per share, 9,000,000 shares
     authorized, 700,213 shares issued and outstanding                                7,002              7,002
   Additional paid-in capital                                                     6,995,128          6,995,128
   Accumulated deficit                                                           (1,103,056)          (895,542)
                                                                                 ----------         ----------

         Total stockholders' equity                                               5,899,074          6,106,588
                                                                                 ----------         ----------

         Total liabilities and stockholders' equity                              $9,719,417         $7,102,060
                                                                                 ==========         ==========


                   See independent accountants' review report.
 The accompanying notes are an integral part of this consolidated balance sheet

                        HCNB BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999


                                                                           2000             1999
                                                                        ----------        ----------
INTEREST INCOME
   Interest income on loans                                             $   20,249        $        -
   Interest income on investment securities                                 97,095               415
                                                                        ----------        ----------

     Total interest income                                                 117,344               415
                                                                        ----------        ----------

INTEREST EXPENSE
   On deposits                                                              21,946                 -
   Other                                                                         -                 -
                                                                        ----------        ----------
                                                                            21,946                 -
                                                                        ----------        ----------

     Net interest income                                                    95,398               415

PROVISION FOR LOAN LOSSES                                                   18,858                 -
                                                                        ----------        ----------

   Net interest income after provision for loan losses                      76,540               415

SERVICE FEES AND CHARGES                                                     2,591                 -
                                                                        ----------        ----------

   Net interest income after service fees and charges                       79,131               415
                                                                        ----------        ----------

OTHER OPERATING EXPENSES
   Salaries and benefits                                                   132,198                 -
   Depreciation and amortization                                            11,353                 -
   Occupancy expense, data processing and supplies                          50,058                 -
   Marketing                                                                12,270                 -
   Professional fees                                                        61,356            92,587
   Regulatory expense                                                            -            17,600
   Other operating expenses                                                 19,410           133,383
                                                                        ----------        ----------

     Total other operating expenses                                        286,645           243,570
                                                                        ----------        ----------

     Loss before provision for income taxes                               (207,514)         (243,155)

PROVISION FOR INCOME TAXES                                                       -                 -
                                                                        ----------        ----------

   Net loss                                                             $ (207,514)       $ (243,155)
                                                                        ==========        ==========

NET LOSS PER SHARE - BOTH BASIC AND DILUTIVE

   NET LOSS PER SHARE                                                   $     .297                 -

WEIGHTED AVERAGE SHARES OUTSTANDING                                        700,213                 -

                   See independent accountants' review report.
 The accompanying notes are an integral part of these consolidated statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999


                                                                                      2000              1999
                                                                                   ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $ (207,514)       $ (243,155)
   Adjustments to reconcile net loss to net cash from operating activities
     Provision for loan losses                                                         18,858                 -
     Depreciation and amortization                                                     11,353                 -
     Effect of change in
     Accrued interest receivable                                                       (2,164)                -
     Other assets                                                                      (1,226)                -
     Accounts payable and accrued expenses                                             14,174           141,540
                                                                                   ----------        ----------

         Net cash from operating activities                                          (166,519)         (101,615)
                                                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities                                              (1,266,764)                -
   Loan principal disbursements                                                    (1,497,320)                -
   Purchase of property and equipment                                                 (16,446)                -
                                                                                   ----------        ----------

         Net cash from investing activities                                        (2,780,530)                -
                                                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in savings deposits,                                                    2,810,697                 -
   Advance (repayments) of related party advances                                           -           120,000
                                                                                   ----------        ----------

         Net cash from financing activities                                         2,810,697           120,000
                                                                                   ----------        ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (136,352)           18,385

CASH AND CASH EQUIVALENTS, beginning of period                                      2,340,296             8,341
                                                                                   ----------        ----------

CASH AND CASH EQUIVALENTS, end of period                                           $2,203,944          $ 26,726
                                                                                   ==========        ==========

Interest paid                                                                      $   18,960          $      -

Income taxes paid                                                                  $        -          $      -

                   See independent accountants' review report.
 The accompanying notes are an integral part of these consolidated statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                              AND DECEMBER 31, 1999
1.   ORGANIZATION

HCNB, Bancorp, Inc. (the Company) was incorporated under the laws of the State of Maryland on February 24, 1998, primarily to hold all the outstanding shares of capital stock of a national bank.

Effective, October 1999, the Company completed an initial public offering (the Offering) in which it sold 700,213 shares of common stock for $10 per share. During 1999, the Company received proceeds from the Offering of $7,002,130.

On December 14, 1999, the Bank received authority from the Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (O.C.C.) to begin banking operations.

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

The accompanying consolidated financial statements for March 31, 2000 and the three month periods ending March 31, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report to Stockholders on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three month period ended March 31, 2000, and cash flows for the three month period ended March 31, 2000. The results of interim periods are not necessarily indicative of the results expected for the full fiscal year.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing deposits in other banks with original maturities of less than three months and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

                        HCNB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Federal Reserve Board Stock

Federal Reserve Bank stock is carried at cost.

Investment Securities

Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Debt not classified as held-to-maturity and equity securities with readily determinable fair values are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. Investments not classified as held-to-maturity or trading are considered available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effects. A fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. For purposes of computing realized gains or losses on the sales of investments, cost is determined by using the specific identification method. Gains and losses on sales of securities are recognized at the time of sale. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

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

                        HCNB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

Derivatives

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Bank adopted SFAS No. 133 effective January 1, 2000. The Bank anticipates that the adoption of SFAS No. 133 will not have a material effect on its financial condition or results of operations.

Loan Origination Fees

Material loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment to interest income over the life of the loans.

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

                        HCNB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.   RELATED PARTY TRANSACTIONS

The insider founding stockholders that made advances to the development stage company are to be paid interest in the amount of $14,508. This liability was accrued at March 31, 2000.

The officers and directors have deposits in the Bank approximating $236,400 at March 31, 2000.

The officers and directors have loans due to the Bank approximating $706,700 at March 31, 2000.

4.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

With respect to deposits, fair value of savings deposits, money market accounts and NOW accounts is the amount payable on demand at the reporting date. Fair value of fixed maturity term accounts and individual retirement accounts is estimated using rates currently offered for accounts of similar remaining maturities. Management estimates that the fair value of deposits approximates the carrying amount as of March 31, 2000.

5.   REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of HCNB Bancorp, Inc. ("Company") and Harbor Capital National Bank ("Bank") as of March 31, 2000 and for the three months ended March 31, 2000. Comparative discussion of the results of operations for the three months ended March 31, 1999 and March 31, 2000 is not provided, as the Company had no operations other than organizational activity in the first quarter of 1999, and as such, comparisons do not provide accurate or meaningful information regarding the Company's financial position or results of operations.

Some of the information in this discussion and analysis includes "forward looking statements". These statements use words such as "may", "will", "expect", "anticipate", "plan", "estimate" or similar words, and they discuss our future expectations, projections of financial results or strategies that are subject to risks and uncertainties. When you read a forward-looking statement, you should keep in mind the risk factors set forth in our Annual Report to Stockholders on Form 10-KSB for the year ended December 31, 1999. Our actual results and the actual outcome of our expectations and strategies could be different from what have been described in this report because of these risks and uncertainties.

General
HCNB Bancorp, Inc. was incorporated under the laws of the State of Maryland on February 24, 1998, to serve as a bank holding company for a newly formed commercial bank, Harbor Capital National Bank. The Bank received its charter from the Office of the Comptroller of the Currency on December 14, 1999 and commenced operations that day from its some location at 1776 East Jefferson Street, Rockville, Maryland. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation.

The Company completed its initial offering of its shares of common stock ($.01 par value) in October, 1999. In the initial offering, 700,213 shares were sold at a price of $10.00 per share; total proceeds from the offering were $7,002,130. After offering expenses, the net proceeds to the Company were $6,828,075. The Bank was initially capitalized by the Company in an amount of $6,000,000.

Financial Condition
As of March 31, 2000, assets were $9,719,417. This represents a growth of $2,617,357 or 36.85% since December 31, 1999. This growth was attributable to demand for banking services that had been building during the extended organization period. Deposits at March 31, 2000 were $3,675,033. Management believes that the timing of the Bank opening during the holiday season and in the winter season had the effect of slowing growth in deposit activity. Management has set the interest rates paid on deposits to be competitive in the market and will increase marketing activities during the second quarter of 2000. The Bank has no brokered funds.

As of March 31, 2000, loans (net of an allowance for loan losses) totaled $1,503,262. In the first full quarter of operations, the loan portfolio was composed mostly of commercial loans. Of the total portfolio at March 31, 2000, $706,700 were loans to insiders. Most were commercial loans to companies affiliated with directors. All insider loans were made on the same terms, including interest rates, maturities and collateral requirements as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Funds not extended in loans are held in the investment portfolio. At March 31, 2000, the Bank had investments totaling $7,445,865. Most investments were held in overnight or short term instruments, thereby allowing the Bank to benefit from the rising interest rate environment.

Total capital at March 31, 2000 was $5,899,074. This amount far exceeds the Bank's regulatory requirements and management believes this capital will be adequate to fund the Company's and Bank's operations for the next twelve month period.

Results of Operations
On a consolidated basis, the Company recorded a net loss of $207,514 for the three month period ending March 31, 2000. Of this amount, $196,480 was the loss associated with Bank operations.

Operating results for the year ending December 31, 2000 are projected to reflect losses. This mostly is the result of expected overhead expenses. No major capital expenditures are expected in the year 2000 and no major expansion activities are planned. While staff levels are projected to increase by 3 persons, this is not considered significant due to the start-up nature of the Bank.

Net Interest Income
Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments; interest bearing deposits make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

The net interest income for the three month period ended March 31, 2000 was $95,398; $97,095 was income realized from investments, $20,249 was income from the loan portfolio and $21,946 was the cost of deposits.

Growth in the loan portfolio will result in greater contributions to interest income, because the yields on loans are normally 3% to 5% higher than yields on investment securities. At March 31, 2000, the weighted average yield on the loan portfolio was 10.14%; the weighted average yield on the investment portfolio was 5.90%.

The Bank is located in a competitive environment and the rates of interest paid on its deposits are somewhat driven by those paid by other depository institutions. Management has taken a position to be competitive within the market, normally placing the Bank in the highest quartile of those depository institutions competing with it for deposits. At March 31, 2000, the Bank's weighted average cost of deposits was 3.82%. It is anticipated that both the volume of deposits and the cost will increase during the next twelve month period. Management believes the volume will increase based upon increased marketing activity and the cost will increase due to a rising interest rate environment.

Allowance and Provision for Credit Losses
The provision for credit losses represents an expense to fund the allowance for credit losses. These funds are set aside in anticipation of potential of credit losses in the current loan portfolio. The amount allocated is based on many factors which are considered in management's assessment of the loan portfolio. These factors include economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, the performance of the portfolio, internal loan processes and capital adequacy of the Bank.

Based upon management's analysis of the loan portfolio as of March 31, 2000, management allocated $18,858 as its provision for credit losses. The amount was computed based upon an allocation of 1.25% of commercial loans, 1.50% of consumer loans, 1.00% of real estate loans and 1.375% for personal lines of credit.

Non-Interest Income
Non-interest income is primarily deposit account service charges and fees for ancillary services such as ATM access and safe deposit rentals. For the three month period ended March 31, 2000, the Bank realized non-interest income in the amount of $2,591. These fees are volume driven, based mostly on the deposit customer base and should increase as the customer base increases.

The Bank expects to introduce an internet banking program during the second quarter of 2000. Initial expenses relating to the start of the program are minimal due to concessions made by the service provider. Monthly expenses will be based on both a fixed program charge and activity charges, and are estimated to be $1,000 to $1,200 per month. Included with the internet banking program will be a bill payment service. Management anticipates that costs associated with this component service will be borne by the customer.

Non-Interest Expense
Non-interest expense was $286,645 for the three month period ended March 31, 2000. The largest component of this amount was salaries and employee benefits which was $132,198.

Liquidity and Capital Resources
Stockholders' equity at March 31, 2000 was $5,899,074. No cash dividends have been declared by the Company since its inception.

Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution's assets. Banks and bank holding companies are required to maintain capital levels based on their "risk adjusted" assets so that categories of assets with higher "defined" credit risks will require more capital support that assets with lower risks. The Bank has exceeded its capital adequacy requirements to date.

The Bank's liquidity is provided by its cash and cash equivalents, which are its cash on hand and on deposit with other financial institutions and its federal funds sold. The levels of such assets are dependent upon the Bank's operating, financing and investment activities at any given time. Variations in levels of cash and cash equivalents are influenced by deposit flows, and loan activity.

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

                    None


Item 2.        Changes in Securities and Use of Proceeds

               (a) Not applicable

               (b) Not applicable

               (c) Not applicable

               (d) Not applicable


Item 3         Defaults Upon Senior Securities

                    Not Applicable

Item 4         Submission of Matters to a Vote of Security Holders

                    Not Applicable

Item 5         Other Information

                    None

Item 6         Exhibits

               (a) Exhibit 27 - Financial Data Schedule

               (b) No reports on Form 8-K were filed during the quarter ended
                   March 31, 2000.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HCNB Bancorp, Inc.
                                    (Registrant)

Date May 11, 2000                   /s/ Michael J. Burke
     ------------                   --------------------------------------------
                                    Michael J. Burke, Chairman/President
                                    (Principal Executive Officer)

Date May 11, 2000                   /s/ Li-Min Lee
     ------------                   --------------------------------------------
                                    Li-Min Lee, Treasurer
                                    (Principal Accounting and Financial Officer)