Form 10QSB
period 2000-06-30
HCNB BANCORP INC
filed 2000-08-04
CIK 1078676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________



             Commission file number:    333-73385



                               HCNB Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)

                  Maryland                                    52-2083046
(State of other jurisdiction of incorporation               (IRS Employer
              or organization)                           Identification No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of July 31, 2000, 700,213 shares of the small business issuer's common stock, par value of $.01 per share, were issued and outstanding.



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               HCNB BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                                  June 30,        December 31,
                                                                    2000             1999
                                                               ------------      ------------
                                                                (unaudited)       (audited)
                                     ASSETS
Cash and cash equivalents:
     On-hand and due from banks                                $    245,967      $    562,648
     Federal Funds sold                                           5,050,214         1,777,648
Investment securities, held to maturity                           1,001,919         4,000,000
Loans receivable (net of allowance for credit
     losses of $56,154 and $00)                                   4,845,042            24,800
Investment in Federal Reserve Board stock, at cost                  180,000           180,000
Accrued interest receivable                                          51,774            33,141
Property and equipment, net                                         450,892           449,530
Other assets, net                                                   152,060            74,293
                                                               ------------      ------------

         Total assets                                          $ 11,977,868      $  7,102,060
                                                               ------------      ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Deposits
         Non-interest bearing                                  $  1,045,790      $     81,190
         Interest bearing                                         5,115,292           783,146
     Accounts payable and accrued expenses                          125,917           131,136
                                                               ------------      ------------

         Total liabilities                                        6,286,999           995,472

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.01 per share,
         1,000,000 shares authorized, 0 shares
         issued and outstanding                                          --                --
     Common stock, par value $0.01 per share,
         9,000,000 shares authorized, 700,213 shares
         issued and outstanding                                       7,002             7,002
     Additional paid-in capital                                   6,995,128         6,995,128
     Accumulated deficit                                         (1,311,261)         (895,542)
                                                               ------------      ------------

         Total stockholders' equity                               5,690,869         6,106,588

         Total liabilities and stockholders' equity            $ 11,977,868      $  7,102,060
                                                               ------------      ------------


See accompanying notes to consolidated financial statements.


                                     HCNB BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                                (unaudited)

                                                  Six months ended June 30,    Three months ended June 30,
                                                     2000           1999          2000            1999
                                                  ---------      ---------      ---------      ---------
INTEREST INCOME
     Interest income on loans                     $ 103,124      $      --      $  82,875      $      --
     Interest income on investment securities       215,878          1,155        118,783            740
                                                  ---------      ---------      ---------      ---------
         Total interest income                      319,002          1,155        201,658            740

INTEREST EXPENSE
     On deposits                                     72,923             --         50,977             --
     Other                                               --             --             --             --
                                                  ---------      ---------      ---------      ---------
         Total interest expense                      72,923             --         50,977             --
                                                  ---------      ---------      ---------      ---------

         Net interest income                        246,079          1,155        150,681            740

PROVISION FOR LOAN LOSSES                            56,154             --         37,296             --
                                                  ---------      ---------      ---------      ---------
         Net interest income after
           provision for loan losses                189,925          1,155        113,385            740

SERVICE FEES AND CHARGES                              6,711             --          4,120             --
                                                  ---------      ---------      ---------      ---------
         Net interest income after service
           fees and charges                         196,636             --        117,505            740

OTHER OPERATING EXPENSES
      Salaries and benefits                         288,864             --        156,666             --
     Depreciation and amortization                   23,331             --         11,978             --
     Occupancy expense, data processing
       and supplies                                 105,100             --         55,042             --
     Marketing                                       25,194             --         12,924             --
     Professional fees                              107,831        162,674         46,475         70,087
     Regulatory expense                                  --         18,900             --          1,300
     Other operating expenses                        62,035        503,899         42,625        370,516
                                                  ---------      ---------      ---------      ---------
         Total other operating expenses             612,355        685,473        325,710        441,903
                                                  ---------      ---------      ---------      ---------
         Loss before provision for
           Income taxes                            (415,719)      (684,318)      (208,205)      (441,163)
                                                  ---------      ---------      ---------      ---------

PROVISION FOR INCOME TAXES                               --             --             --             --
                                                  ---------      ---------      ---------      ---------

Net Loss                                          $(415,719)     $(684,318)     $(208,205)     $(441,163)
                                                  ---------      ---------      ---------      ---------

NET LOSS PER SHARE -
       BOTH BASIC AND DILUTED                     ($   .594)                    ($   .297)

WEIGHTED AVERAGE SHARES
       OUTSTANDING                                  700,213                       700,213

See accompanying notes to consolidated financial statements.

                                       HCNB BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                                  (unaudited)

                                                                                     2000              1999
                                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                    $  (415,719)     $  (684,318)
     Adjustments to reconcile net loss to net cash from operating activities
         Provision for loan losses                                                    56,154               --
         Depreciation and amortization                                                23,331               --
         Effect of change in:
                  Accrued interest receivable                                        (18,633)              --
                  Other assets                                                       (77,767)              --
                  Accounts payable and accrued expenses                               (5,219)         363,110
                                                                                 -----------      -----------

                           Net cash from operating activities                       (437,853)        (321,208)

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of investment securities                                                 2,998,081               --
     Loan principal disbursements                                                 (4,876,396)              --
     Purchase of property and equipment                                              (24,693)              --
                                                                                 -----------      -----------

                           Net cash from investing activities                     (1,903,008)              --

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in savings deposits                                                  5,296,746               --
     Repayments of related party advances
                                                                                          --          340,000
                                                                                 -----------      -----------

                           Net cash from financing activities                      5,296,746          340,000

INCREASE IN CASH AND CASH EQUIVALENTS                                              2,955,885           18,792

CASH AND CASH EQUIVALENTS, beginning of period                                     2,340,296            8,341
                                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                         $ 5,296,181      $    27,133
                                                                                 -----------      -----------


Interest paid                                                                    $    65,245      $        --

Income taxes paid                                                                $        --      $        --


See accompanying notes to consolidated financial statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       ORGANIZATION

HCNB Bancorp, Inc. (the Company) was incorporated under the laws of the State of Maryland on February 24, 1998, primarily to hold all of the outstanding shares of capital stock of a national bank.

Effective October, 1999, the Company completed an initial public offering (the Offering) in which it sold 700,213 shares of common stock for $10 per share. During 1999, the Company received proceeds from the Offering of $7,002,130.

On December 14, 1999, Harbor Capital National Bank (the Bank) received authority from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation to begin banking operations.

From February 24, 1998 until December 14, 1999, the Company was considered a development stage enterprise.

The Company's primary operations are conducted by the Bank, which operates one branch in Rockville, Maryland. The Bank is principally engaged in the business of attracting deposits and investing in commercial and consumer loans. The Bank is subject to certain risks inherent in making loans and accepting deposits. In addition to these risks, the Company is currently operating at a loss. Growth in operations will be necessary for the Company to be able to cover overhead and other operational costs.

2.       BASIS OF PRESENTATION

The accompanying consolidated financial statements include the activity of HCNB Bancorp, Inc. and its wholly-owned subsidiary, Harbor Capital National Bank. All intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements for June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report to Stockholders on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000 and the cash flows for the six month period ended June 30, 2000. The results of interim periods are not necessarily indicative of the results expected for the full fiscal year.

3.       RELATED PARTY TRANSACTIONS

The  officers  and   directors  of  the  Company  have   deposits  in  the  Bank
approximating $962,300 at June 30, 2000.

The officers and directors of the Company have loans due to the Bank approximating $192,200 at June 30, 2000. All loans made to officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

4.       REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

Due to the Bank's recent formation, as of December 14, 1999, the Bank has not been categorized by the Office of the Comptroller of the Currency (OCC) under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events that management believes would prevent the Bank from being categorized as well-capitalized.

5.       INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by SFAS No. 119, "Accounting for Income Taxes". Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when the differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of HCNB Bancorp, Inc. ("Company") and Harbor Capital National Bank ("Bank") as of June 30, 2000 and for the three and six month periods ended June 30, 2000. Comparative discussion of the results of operations for the three and six months ended June 30, 1999 and June 30, 2000 is not provided, as the Company had no operations other than organizational activity in the first and second quarters of 1999, and as such, comparisons do not provide accurate or meaningful information regarding the Company's financial position or results of operations.

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


Financial Condition
As of June 30, 2000, assets were $11,977,868. This represents a growth of $4,875,808 or 68.65% since December 31, 1999. Deposits at June 30, 2000 were $6,161,082. This growth was mostly attributable to demand for banking services that had been building during the extended organization period and officer calling activities. Management believes that the timing of the Bank opening during the holiday season and in the winter season had the effect of slowing growth in deposit activity in the first quarter, but deposit activity has increased in the second quarter. Management has set the interest rates paid on deposits to be competitive in the market and will continue to increase marketing activities during the third quarter of 2000. The Bank has no brokered funds.

As of June 30, 2000, loans (net of an allowance for loan losses and deferred loan fees) totaled $4,845,042, the majority of which were commercial and commercial real estate loans. Funds not extended in loans are held in the investment portfolio. At June 30, 2000, the Bank had investments totaling $6,232,133. All investments, other than the Federal Reserve Bank stock held by the Bank, were held in overnight or short term government agency securities. Since December 31, 1999, there has been a movement of funds from investment securities to federal funds sold. This strategy was adopted to take advantage of the prevailing interest rate environment.

Total capital at June 30, 2000 was $5,690,869. Management believes this capital will be adequate to fund the Company's and Bank's operations for the next twelve month period.


Results of Operations
On a consolidated basis, the Company recorded a net loss of $208,205 for the three month period ended June 30, 2000 and a net loss of $415,719 for the six month period ended June 30, 2000. Of the total amount of $415,719, $385,736 was the loss associated with Bank operations.

Operating results for the year ending December 31, 2000 are projected to reflect losses as loan and deposit growth initially will not produce net interest income sufficient to cover operating expenses. Management is currently considering branch expansion into the District of Columbia. No formal action has been taken and all activities are at this point exploratory. Costs associated with the development of a branch location, if expansion should occur this year, and with the staffing of that facility could impact the Bank's operating results in 2000.


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

The net interest income for the three and six month periods ended June 30, 2000 was $150,681 and $246,079. For the six month period, $103,124 was income from lending activities; $215,878 was income from security investments; and the Bank's cost of deposits was $72,923.

Growth in the loan portfolio resulted in greater contributions to interest income in the second quarter, because the yields on loans are normally 3% to 5% higher than yields on investment securities. At June 30, 2000, the weighted average yield on the loan portfolio was 10.20%; the weighted average yield on the investment portfolio was 6.77%.

The Bank is located in a competitive environment and the rates of interest paid on its deposits are somewhat driven by those paid by other depository institutions. Management has taken a position to be competitive within the market, normally placing the Bank in the upper one-half of those depository institutions competing with it for deposits, however the Bank has chosen not to aggressively compete for jumbo certificates of deposits which are highly rate sensitive. At June 30, 2000, the Bank's weighted average cost of deposits was 3.52%. It is anticipated that both the volume of deposits and the interest expense will increase during the next twelve month period based upon increased marketing activities.


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

Based upon management's analysis of the loan portfolio as of June 30, 2000, management allocated an additional amount of $37,296 to the provision for credit losses. On that date, the provision for credit losses totaled $56,154. The amount was computed based upon an allocation of 1.25% of commercial loans, 1.50% of consumer loans, 1.00% of real estate loans and 1.375% for personal lines of credit.


Non-Interest Income
Non-interest income is primarily deposit account service charges and fees for ancillary services such as ATM access and safe deposit rentals. For the three month period ended June 30, 2000, the Bank realized non-interest income in the amount of $4,120. This compares to $2,591 realized in the first quarter of 2000. These fees are volume driven, based mostly on the deposit customer base and should increase as the customer base increases. The Bank has seen increased use of its automated teller machine especially by consumers holding debit/ATM cards issued by other financial institutions.

The Bank expects to broadly promote its internet banking program during the third quarter of 2000. Initial expenses relating to the start of the program were minimal due to concessions made by the service provider. Monthly expenses will be based on both a fixed program charge and activity charges, and are estimated to be $1,000 to $1,200 per month. Included with the internet banking program is a bill payment service. Management anticipates that costs associated with this service will be partially borne by the customer.

Non-Interest Expense
Non-interest expense for the three and six month periods ended June 30, 2000 were $325,710 and $612,355. The largest portion of these operating expenses were salaries and employee benefits. For the six month period ended June 30, 2000, $288,864 was salary and employee benefits expenses. This represents 47% of all other operating expenses.


Liquidity and Capital Resources
Stockholders' equity at June 30, 2000 was $5,690,869. No cash dividends have been declared by the Company since its inception.

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

The Bank's liquidity is provided by its cash and cash equivalents, which are its cash on hand and on deposit with other financial institutions and its federal funds sold. The levels of such assets are dependent upon the Bank's operating, financing and investment activities at any given time. Variations in levels of cash and cash equivalents are mostly influenced by deposit flows and loan activity.

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

                    (d)      Not applicable


Item 3            Defaults Upon Senior Securities

                           Not Applicable


Item 4            Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of HCNB Bancorp, Inc. was held on May 31, 2000. At that meeting, 112 persons were present either in person or by proxy and these persons were entitled to cast 551,373 votes. Total votes eligible to be cast by all stockholders was 700,213. The following persons were nominated to serve one year terms as directors of HCNB Bancorp, Inc. and the results of the voting were as follow:

                                          FOR       WITHHELD     ABSTAIN

                  Michael J. Burke     541,373       10,000          0
                  Li-Min Lee           540,373       11,000          0
                  William J. Olsen     513,873       37,500          0

The following persons were nominated to serve two year terms as directors of HCNB Bancorp, Inc. and the results of the voting were as follow:

                  Chi Ping Chow        540,373       11,000          0
                  Harvey S. Fenster    452,123       99,250          0

The following persons were nominated to serve three year terms as directors of HCNB Bancorp, Inc. and the results of the voting were as follow:

                  Wayne A. Harrison    470,623        80,750         0
                  Robert K. Wang       436,123       115,250         0

Also at the Annual Meeting, the selection of the independent accounting firm of Jameson & Associates, P.A. was ratified by stockholders. The voting results were as follow:

                                       536,373       15,000          0


Item 5            Other Information

                           None

Item 6            Exhibits

                  (a)  Exhibit 27 - Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.




                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HCNB Bancorp, Inc.
                                   (Registrant)

Date 8/3/2000                      /s/ Michael J. Burke
     --------                      -------------------------------------------
                                   Michael J. Burke, Chairman/President
                                   (Principal Executive Officer)

Date 8/3/2000                      /s/ Li-Min Lee
     --------                      -------------------------------------------
                                   Li-Min Lee, Treasurer
                                   (Principal Accounting and Financial Officer)