Form 10QSB
period 2000-09-30
HCNB BANCORP INC
filed 2000-11-08
CIK 1078676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


[x]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________



                        Commission file number: 333-73385



                               HCNB Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)

                  Maryland                                   52-2083046
(State or other jurisdiction of incorporation or           (IRS Employer
               organization)                             Identification No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of October 31, 2000, 700,213 shares of the small business issuer's common stock, par value of $.01 per share, were issued and outstanding.



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

                              PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             HCNB BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                             September 30,   December 31,
                                                                 2000             1999
                                                             ------------    ------------
                                                              (unaudited)       (audited)
                                          ASSETS
Cash and cash equivalents:
     On-hand and due from banks                              $    384,656    $    562,648
     Federal Funds sold                                         2,649,522       1,777,648
Investment securities, held to maturity                         1,600,576       4,000,000
Loans receivable (net of allowance for credit
     losses of $90,705 and $00, and deferred loan fees
     of $17,400 and $00)                                        7,712,478          24,800
Investment in Federal Reserve Board stock, at cost                180,000         180,000
Accrued interest receivable                                        87,874          33,141
Property and equipment, net                                       442,059         449,530
Other assets, net                                                  86,746          74,293
                                                             ------------    ------------

         Total assets                                        $ 13,143,911    $  7,102,060
                                                             ------------    ------------


                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Deposits
         Non-interest bearing                                $    601,622    $     81,190
         Interest bearing                                       6,749,391         783,146
     Accounts payable and accrued expenses                        210,753         131,136
                                                             ------------    ------------

         Total liabilities                                      7,561,766         995,472

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.01 per share,
         1,000,000 shares authorized, 0 shares
         issued and outstanding                                      --              --
     Common stock, par value $0.01 per share,
         9,000,000 shares authorized, 700,213 shares
         issued and outstanding                                     7,002           7,002
     Additional paid-in capital                                 6,995,128       6,995,128
     Accumulated deficit                                       (1,419,985)       (895,542)
                                                             ------------    ------------

         Total stockholders' equity                             5,582,145       6,106,588

         Total liabilities and stockholders' equity          $ 13,143,911    $  7,102,060
                                                             ------------    ------------


See accompanying notes to consolidated financial statements.

                                          HCNB BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                                     (unaudited)

                                                   Nine months ended September 30,    Three months ended September 30,
                                                        2000              1999             2000              1999
                                                     ---------         ---------         ---------         ---------
INTEREST INCOME
     Interest income on loans                        $ 276,495         $    --           $ 173,371         $    --
     Interest income on investment securities          314,667             1,509            98,789               354
                                                     ---------         ---------         ---------         ---------
         Total interest income                         591,162             1,509           272,160               354

INTEREST EXPENSE
     On deposits                                       147,879              --              74,956              --
     Other                                                --                --                --                --
                                                     ---------         ---------         ---------         ---------
         Total interest expense                        147,879              --              74,956              --
                                                     ---------         ---------         ---------         ---------

         Net interest income                           443,283             1,509           197,204               354

PROVISION FOR LOAN LOSSES                               90,705              --              34,551              --
                                                     ---------         ---------         ---------         ---------
         Net interest income after
           provision for loan losses                   352,578             1,509           162,653               354

SERVICE FEES AND CHARGES                                13,368              --               6,657              --
                                                     ---------         ---------         ---------         ---------
         Net interest income after service
           fees and charges                            365,946             1,509           169,310               354

OTHER OPERATING EXPENSES
      Salaries and benefits                            429,907           220,768           141,043           102,951
Depreciation and amortization                           32,025              --               8,694              --
     Occupancy expense and supplies                    153,191            41,387            48,091            18,730
     Marketing                                          30,034              --               4,840              --
     Professional fees                                 153,352           176,202            45,521            16,953
     Regulatory expense                                   --              16,895              --               2,735
     Other operating expenses                           91,880           133,303            29,845            69,656
                                                     ---------         ---------         ---------         ---------
         Total other operating expenses                890,389           588,555           278,034           211,025
                                                     ---------         ---------         ---------         ---------
         Loss before provision for
           Income taxes                               (524,443)         (587,046)         (108,724)         (210,671)
                                                     ---------         ---------         ---------         ---------

PROVISION FOR INCOME TAXES                                --                --                --                --
                                                     ---------         ---------         ---------         ---------

Net Loss                                             $(524,443)        $(587,046)        $(108,724)        $(210,671)
                                                     ---------         ---------         ---------         ---------

NET LOSS PER SHARE -
       BOTH BASIC AND DILUTED                           ($.749)                             ($.156)

WEIGHTED AVERAGE SHARES
       OUTSTANDING                                     700,213                             700,213


See accompanying notes to consolidated financial statements.

                                          HCNB BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                                     (unaudited)

                                                                                        2000                1999
                                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                       $  (524,443)        $  (587,046)
     Adjustments to reconcile net loss to net cash from operating activities
         Provision for loan losses                                                       90,705                --
         Depreciation and amortization                                                   32,025                --
         Effect of change in:
                  Accrued interest receivable                                           (54,733)               --
                  Other assets                                                          (12,453)               --
                  Accounts payable and accrued expenses                                  79,617             464,736
                                                                                    -----------         -----------

                           Net cash from operating activities                          (389,282)           (122,310)

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of investment securities                                                    2,399,424                --
     Loan principal disbursements                                                    (7,778,383)               --
     Purchase of property and equipment                                                 (24,554)           (356,577)
                                                                                    -----------         -----------

                           Net cash from investing activities                        (5,403,513)           (356,577)

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in savings deposits                                                     6,486,677                --
     Repayments of related party advances                                                  --               471,600
                                                                                    -----------         -----------

                           Net cash from financing activities                         6,486,677             471,600

INCREASE IN CASH AND CASH EQUIVALENTS                                                   693,882              (7,287)

CASH AND CASH EQUIVALENTS, beginning of period                                        2,340,296               8,341
                                                                                    -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                                            $ 3,034,178         $     1,054
                                                                                    -----------         -----------


Interest paid                                                                       $   131,935         $      --

Income taxes paid                                                                   $      --           $      --


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

The accompanying consolidated financial statements for September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report to Stockholders on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and the cash flows for the nine month period ended September 30, 2000. The results of interim periods are not necessarily indicative of the results expected for the full fiscal year.


3. RELATED PARTY TRANSACTIONS

The officers and directors of the Company and the Bank have deposits in the Bank approximating $1,018,600 at September 30, 2000.

The officers and directors of the Company and the Bank have loans due to the Bank approximating $163,400 at September 30, 2000. All loans made to officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of HCNB Bancorp, Inc. ("Company") and Harbor Capital National Bank ("Bank") as of September 30, 2000 and for the three and nine month periods ended September 30, 2000. Comparative discussion of the results of operations for the three and nine months ended September 30, 1999 and September 30, 2000 is not provided, as the Company had no operations other than organizational activity in the first nine months of 1999, and as such, comparisons do not provide accurate or meaningful information regarding the Company's financial position or results of operations.

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


Financial Condition
As of September 30, 2000, assets were $13,143,911. This represents a growth of $6,041,851 or 85% since December 31, 1999. Deposits at September 30, 2000 were $7,351,013. This growth was mostly attributable to demand for banking services that had been building during the extended organization period and officer calling activities. Management believes that the timing of the Bank opening during the holiday season and in the winter season had the effect of slowing growth in deposit activity in the first quarter, but deposit activity has increased in the second and third quarters. Management has set the interest rates paid on deposits to be competitive in the market and will continue to increase marketing activities during the fourth quarter of 2000. The Bank has no brokered funds.

As of September 30, 2000, loans (net of an allowance for loan losses and deferred loan fees) totaled $7,712,478, the majority of which were commercial and commercial real estate loans. Funds not extended in loans are held in the investment portfolio. At September 30, 2000, the Bank had investments totaling $4,250,098. All investments, other than the Federal Reserve Bank stock held by the Bank and a $100,000 certificate of deposit, were held in overnight or short term government agency securities. Since December 31, 1999, the Bank has invested mostly in federal funds sold due to the prevailing interest rate environment.

Total capital at September 30, 2000 was $5,582,145. Management believes this capital will be adequate to fund the Company's and Bank's operations for the next twelve month period.

Results of Operations
On a consolidated basis, the Company recorded a net loss of $108,724 for the three month period ended September 30, 2000 and a net loss of $524,443 for the nine month period ended September 30, 2000. Of the net loss for the nine month period, $483,154 was the loss associated with Bank operations.

Operating results for the year ending December 31, 2000 are projected to reflect losses as loan and deposit growth initially will not produce net interest income sufficient to cover operating expenses. Management continues to consider branch expansion into the District of Columbia. No formal action has been taken and all activities are at this point exploratory. Costs associated with the development of a branch location, if expansion should occur this year, could impact the Bank's operating results in 2000.


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

The net interest income for the three and nine month periods ended September 30, 2000 was $197,204 and $443,283. For the nine month period, $276,495 was income from lending activities; $314,667 was income from security investments; and the Bank's cost of deposits was $147,879.

Growth in the loan portfolio resulted in greater contributions to interest income in the third quarter, because the yields on loans are normally 3% to 5% higher than yields on investment securities. At September 30, 2000, the weighted average yield on the loan portfolio was 10.23%; the weighted average yield on the investment portfolio was 6.53%.

The Bank is located in a competitive environment and the rates of interest paid on its deposits are somewhat driven by those paid by other depository institutions. Management has taken a position to be competitive within the market, normally placing the Bank in the upper one-half of those depository institutions competing with it for deposits, however the Bank has chosen not to aggressively compete for jumbo certificates of deposits which are highly rate sensitive. At September 30, 2000, the Bank's weighted average cost of deposits was 4.30%. It is anticipated that both the volume of deposits and the interest expense will increase during the next twelve month period based upon increased marketing activities.


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

Based upon management's analysis of the loan portfolio as of September 30, 2000, management allocated to the provision for credit losses an additional amount of $34,511 for the third quarter. On September 30, 2000, the provision for credit losses totaled $90,705. The amount was computed based loan portfolio balances of September 28, 2000 and upon an allocation computation of 1.25% of commercial loans, 1.50% of consumer loans, 1.00% of real estate loans and 1.375% for personal lines of credit.


Non-Interest Income
Non-interest income is primarily deposit account service charges and fees for ancillary services such as ATM access and safe deposit rentals. For the three month period ended September 30, 2000, the Bank realized non-interest income in the amount of $6,657. This compares to $2,591 realized in the first quarter of 2000 and a non-interest income earned in the second quarter of $4,120. These fees are volume driven, based mostly on the deposit customer base and should increase as the customer base increases. The Bank has seen increased use of its automated teller machine especially by consumers holding debit/ATM cards issued by other financial institutions.

The Bank continues to prepare for the full implementation of its internet banking program. Initial expenses relating to the start of the program were minimal due to concessions made by the service provider. Monthly expenses are based on both a fixed program charge and activity charges, and are estimated to be $1,000 to $1,200 per month. Included with the internet banking program is a bill payment service. Management anticipates that costs associated with this service will be partially borne by the customer.


Non-Interest Expense
Non-interest expense for the three and nine month periods ended September 30, 2000 were $278,024 and $890,389. The largest portion of these operating expenses were salaries and employee benefits. For the nine month period ended September 30, 2000, $461,932 was salary and employee benefits expenses. This represents 52% of all other operating expenses.


Liquidity and Capital Resources
Stockholders' equity at September 30, 2000 was $5,582,145. No cash dividends have been declared by the Company since its inception.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

           None


Item 2. Changes in Securities and Use of Proceeds

        (a) Not applicable

        (b) Not applicable

        (c) Not applicable

        (d) Not applicable


Item 3. Defaults Upon Senior Securities

           Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders

           None


Item 5. Other Information

           None

Item 6. Exhibits

        (a) Exhibit 27 - Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HCNB Bancorp, Inc.
                                       (Registrant)

Date November 6, 2000                  /s/ Michael J. Burke
     ------------------------          ------------------------------------
                                       Michael J. Burke, Chairman/President
                                       (Principal Executive Officer)

Date November 6, 2000                  /s/ Li-Min Lee
     ------------------------          ------------------------------------
                                       Li-Min Lee, Treasurer
                                       (Principal Accounting and
                                       Financial Officer)