Form 10KSB40
period 2000-12-31
HCNB BANCORP INC
filed 2001-03-30
CIK 1078676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2000
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 333-73385

                               HCNB Bancorp, Inc.
                 (Name of small business issuer in its charter)

              Maryland                                  52-2083046
--------------------------------------     -------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

1776 East Jefferson Street, Rockville, MD                 20852
-----------------------------------------  -------------------------------------
(Address of principal executive offices)                Zip Code

                    Issuer's telephone number (301) 468-8848
                                              --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                           Name of each exchange on which
   Title of each class                             registered

          None                                        None
          ----                                        ----

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

The issuer's revenues for its most recent fiscal year.   $938,040
                                                         --------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of March 15, 2001 was $5,217,490. A stock price of $10.00 per share was used to compute this value; this was the price of the most recent sale of stock which occurred on March 5, 2001.

As of March 15, 2001, 700,213 shares of the small business issuer's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Traditional Small Business Disclosure Format (Check one): Yes     ; No xx
                                                             ----     ----

                                TABLE OF CONTENTS

                                     Part I

Item l     Description of Business.............................................1

Item 2     Description of Property.............................................7

Item 3     Legal Proceedings...................................................8

Item 4     Submission of Matters to a Vote of Security Holders.................8

                                     Part II

Item 5     Market for Common Equity and Related Stockholder Matters............8

Item 6     Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................8

Item 7     Financial Statements...............................................16

Item 8     Changes in and Disagreements with Accountants or
           Accounting and Financial Disclosure................................34

                                    Part III

Item 9     Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act.........34

Item 10    Executive Compensation.............................................37

Item 11    Security Ownership of Certain Beneficial Owners and Management.....38

Item 12    Certain Relationships and Related Transactions.....................39

Item 13    Exhibits, Lists and Reports on Form 8-K............................39

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

As of December 31, 2000, the Bank had total deposits of $12,298,855. This deposit base represented 616 accounts. The portfolio composition was as follows:

         Demand deposits                              $1,084,613
         Interest checking                             1,055,462
         Money market deposit accounts                 2,426,233
         Savings accounts                                361,103
         Certificates of deposit accounts              7,371,444

Of the total shown for demand deposits, $243,754 represented deposits of the Company.

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

As of December 31, 2000, the Bank had total loans of $9,062,397. This loan amount represented 94 loan accounts and a composition by type as follows:

         Commercial loans                             $4,158,180
         Real estate loans                             3,293,754
         Consumer loans                                  213,146
         Personal lines of credit                      1,396,568
         Overdrafts                                          749

Ancillary products and services that the Bank provides include safe deposit boxes, night depository services, ATM access, funds transfer services both domestic and foreign, travelers checks/money orders, and retirements products (IRA's). In 2000, the Bank implemented an internet banking/bill payer program, a merchant credit card program and, through a strategic partnership, a private label credit card program.

Markets. The Bank's primary service area is Montgomery County, Maryland. Montgomery County comprises 495 square miles and is located in Central Maryland. It is a suburb of Washington, DC and is located in the Washington-Baltimore market region. The Bank's secondary market area is the Washington, DC region, particularly Washington, DC; Prince George's, Howard and Frederick counties in Maryland; and, Arlington, Loudoun and Fairfax counties in Virginia.

The Bank has targeted the market segment of the Asian-American community. The Asian-American community in Montgomery County is substantial in both size and growth patterns. The provision of banking products and services to the Asian-American community was a driving force for the organization of the Bank and, while expectations for deposit growth have not been met, the Bank is firmly committed to this market niche.

Delivery. The Bank provides banking products and services from its sole location at 1776 East Jefferson Street, Rockville, Maryland. The Bank is a member of the Star ATM network and the CIRRUS interchange network, whereby bank customers can access their deposits from around the world, and the Bank has developed and implemented an internet banking program.

Competition. The Bank operates in a highly competitive environment. The wealth and sophistication of the Bank's market area makes it attractive for companies providing financial services. The Federal Deposit Insurance Corporation reported there were, as of March 2, 2001, 31 FDIC-insured banking institutions with offices in Montgomery County. These institutions had 272 banking locations. In addition to the traditional competitors, management believes that non-traditional financial services companies and new internet banks provide additional competitive challenges. The Bank attempts to differentiate itself by focusing on the Asian-American community and providing quality customer service.

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

Competition for time deposits is mostly controlled by interest rates. The Bank strives to position itself to be competitive within the local market.

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

Recent Developments. On March 8, 2001, the Bank entered into a Memorandum of Understanding ("Memorandum") with the Office of the Comptroller of the Currency, the Bank's primary regulator, as a result of the OCC's examination of the Bank in December, 2000. The Memorandum is an informal agreement with the OCC that is not enforceable by the OCC; entry into the Memorandum was a voluntary act by the Bank. The Bank is required, among other things, to take the following actions:

     o    Retain a senior lending officer with appropriate qualifications;
     o Review and revise the Bank's loan policy, so that the policy more clearly identifies acceptable levels of risk, administrative responsibilities and acceptable underwriting and documentation standards;
     o Correct certain credit and collateral exceptions on loans that have such deficiencies, and make future grants, extensions, renewals or restructuring of credit only after a credit analysis is performed and all necessary credit information is obtained;
     o Retain an independent person or firm to perform on-going loan review and develop a loan review system that will contain certain information requested by the OCC; and,
     o Develop and adhere to written programs, including an asset diversification program, a program regarding maintenance of an adequate allowance for loan and lease losses, a program to improve construction loan underwriting standards and a consumer compliance program.

The Bank has established a Compliance Committee of the Board of Directors to address the issues in the Memorandum, and management is committed to complying with the terms of the Memorandum as quickly as possible.

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

Pursuant to the GLBA, financial holding companies will be permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the Federal Reserve Board. The GLBA identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market insecurities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and or acquire depository institutions. These financial holding companies' resources are substantially greater than those of the Company or the Bank and may now compete directly with the Company and the Bank in their lines of business. HCNB Bancorp, Inc. has not applied for the designation as a financial holding company.

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

Employees. As of December 31, 2000, the Company had no employees other than its officers; the Bank had a total of twelve employees, ten of whom were employed full time.


Item 2     DESCRIPTION OF PROPERTY

The Company entered into a lease agreement with Federal Realty Investment Trust on December 23, 1998 for the Company's and Bank's offices. This location is 1776 East Jefferson Street, Rockville, Maryland. It is Suite 119 of the Federal Plaza Shopping Center. The leased space comprises approximately 4,153 square feet and includes a remote drive in facility located in the shopping center's parking lot. The drive in facility houses a drive-up automated teller machine.

The initial term of the lease was two years and the Company had one eight year option. The initial term of the lease expired on February 28, 2001. The Company exercised the eight year option and has transferred the lease to Harbor Capital National Bank.

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

In addition to the lease expense, the Bank is responsible for the tax liability on the lease space and a common area maintenance assessment.

Item 3     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or Bank is a party.


Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted to a vote of the security holders during the fourth quarter of 2000.


                                     Part II

Item 5     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock; Dividends. The Company's common stock is not traded on any organized exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market. There is no active market for the Company's stock and there are no assurances that one will develop in the foreseeable future. Since the closing of the initial stock offering no market makers have made a market in the Company's stock, but there have been several private trades. The sale price in each of these trades, as reported to the Company by the sellers, has been the same as the initial stock price of $10.00 per share.

At March 15, 2001, there were 171 holders of record of the Company's common stock.

It is anticipated that the Bank would incur losses during its initial phase of operations, therefore, it is not anticipated that any dividend will be paid by the Bank or the Company for, at least, two years. Even if the Bank and Company have earnings in an amount sufficient to pay dividends, the Board of Directors may decide to retain earnings for the purpose of funding the growth of the Company and Bank.

There were no sales of unregistered shares of the Company in 2000.


Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------
The Company's sole function, at this time, is to serve as the holding company of the Bank. The Bank began operations on December 14, 1999 after having received its charter from the Office of the Comptroller of the Currency. The consolidated financial statements of the Company at and for the year ended December 31, 2000 mostly reflect operating results of the Bank; operating results for 1999 primarily reflect organizational activities as the Bank was only in operation for 17 days. A discussion comparing the operating results of the past two years would not be meaningful and therefore will not be provided. This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this annual report.

In 2000, the Bank began to offer its products and services to its defined market. Both loan and deposit growth were less than anticipated, due mostly to the competitive environment and limited resources allocated to marketing activities. While the competitive environment is not expected to change, the Bank will commit additional resources to marketing activities and plans to enhance its business development staff.

Operating results for the Bank's first full year of operations were heavily impacted by its allocations for loan losses. An analysis of the loan portfolio identified higher than normal risks due to credit underwriting and loan structure deficiencies. In 2000, the Bank allocated $412,650 in its provision for loan losses. Operating results, other than the loan loss allocation totaled a loss of $549,996 and were as projected. The consolidated net loss for 2000 was $962,646.

Forward Looking Statements
--------------------------
Some of the information in this discussion section and elsewhere in this annual report includes "forward-looking statements". These statements use words such as "may", "will", "expect", "anticipate", "plan", "estimate", or similar words, and they discuss our future expectations, projections of financial results or strategies that are subject to risks and uncertainties. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. Our actual results and the actual outcome of our expectations and strategies could be different from what have been described in this report because of these risks and uncertainties.

We have limited operating history upon which to evaluate future success, and we do not expect to be profitable in 2001. Harbor Capital National Bank, the primary subsidiary of HCNB Bancorp, began offering banking services on December 14, 1999. For the Bank's first full year of operation, a net loss was incurred. This was anticipated due to the overhead burden. It is also anticipated that the Bank will operate at a loss for the year ending December 31, 2001. If we decide to open new branch offices, that decision may further delay profitability because of the increased expenses of expansion and because the branches may not enhance our results of operations as anticipated.

Our lending strategy involves risks resulting from our choice of loan portfolio. Different types of loans have different risks. Unsecured loans have more risk that secured loans. Loan secured by residential real estate have a lower degree of credit risk than most other loans. Commercial real estate, commercial business, construction and consumer loans generally carry a higher degree of credit risk than residential real estate loans. The Bank has chosen to limit the terms of its loans to five years, therefore the Bank generally is not a competitor for first lien mortgages. The Bank has been successful in developing a market in second trusts.

Provisions for loan losses could adversely affect our results of operations. The Bank maintains an allowance for loan losses to provide for loan defaults and nonperformance. The allowance is based on, among other things, prior experience with loan losses and an evaluation of the risks in the current portfolio. Operating results for 2000 were greatly affected by the allocations made in that year. Future adjustments to the allowance may be necessary based upon risk assessments of the loan portfolio or changes in economic or operating conditions. While increases to the allowance are not anticipated in 2001, these are a possibility and if increases are necessary, operating results will be adversely affected.

We cannot guarantee our expansion strategies will be successful. We intend to expand our business in the future by opening branches and/or considering other opportunities when they arise. If we are not able to expand our business successfully, our competitive position and our results of operations will suffer. At this time, we are considering several options relating to making our banking services more convenient to the commercial and retail markets in the District of Columbia and to developing several strategic relationships whereby the Bank will realize increased deposit growth. Our success in expanding our business will depend on, among other things, our ability to obtain regulatory approvals, our access to capital, our ability to manage growth and our ability to attract and train qualified employees. We cannot guarantee that we will be able to do any of these things.

Government regulation may negatively impact our operating results. HCNB Bancorp and Harbor Capital National Bank operate in a highly regulated environment and are subject to examination, supervision and comprehensive regulation by several federal and state regulatory agencies. Banking regulations, designed primarily for the safety of depositors, may limit the growth of the Bank and the return to investors by restricting activities such as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits and the creation of branch offices. Laws and regulations could change at any time, and changes could adversely affect our ability to operate profitably. See "Supervision and Regulation" for more information about applicable banking regulations.

The Bank will face substantial competition which could adversely affect our growth and operating results. The Bank operates in a competitive market for financial services and faces intense competition both in making loans and in attracting deposits. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases and greater financial resources and lending limits that the Bank and they are willing to offer certain services that the Bank is not able or willing to offer.

The Bank's ability to compete may suffer if it cannot take advantage of technological changes. The market for financial services, including banking services and consumer financial services, is increasingly affect by advances in technology, including developments in telecommunications, data processing, computers, automation, internet-based banking, telephone banking, debit cards and so-called "smart cards". Our ability to compete successfully may depend on the extent to which the Bank can take advantage of technological changes.

The Company's profitability will depend, to some degree, on economic policies and factors beyond its control. The operating income of the Bank depends, to a great extent, on "rate differentials", the difference between the interest yields that Bank receives on its loans, securities and other interest-bearing assets and the interest rates it pays on its interest-bearing deposits and other liabilities. These rates are highly sensitive to many factors beyond the control of the Bank, including general economic conditions, the competitive environment and the policies of various governmental and regulatory agencies.


Results of Operations
---------------------
GENERAL. For the year ended December 31, 2000, the Company reported consolidated net loss of $962,646 ($1.37 basic and diluted loss per share), as compared to a loss of $766,603 ($1.09 basic and diluted loss per share) for the year ended December 31, 1999.

NET INTEREST INCOME. The primary component of the Company's consolidated net income is its net interest income which is the difference between income earned on assets, loans and investments, and interest paid on the deposits and other borrowings used to fund them. Net interest income is determined by the spread between the yields on the Company's interest-earning assets and the rates paid on interest-bearing liabilities, as well as the relative amounts of such assets and liabilities.

The following tables depict for the year ended December 21, 2000, certain information related to the Company's average balance sheet and its average yields on assets and average costs on liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding asset or liability.

                      AVERAGE BALANCES, INTEREST AND YIELD

                                                              AVERAGE            INCOME/
INTEREST EARNING ASSETS                                       BALANCE            EXPENSE              YIELD
Federal funds sold                                         $  3,868,949         $245,286             6.34%
Securities                                                    2,864,137          171,339              5.98
Loans                                                         4,402,344          502,275             11.41

Total interest earning assets                               $11,135,430         $918,900              8.25

INTEREST BEARING LIABILITIES
Interest bearing checking,  money
    market & savings deposits                              $  2,341,881         $ 78,052             3.33%
Time deposits                                                 3,190,981          188,200              5.90
Other borrowings                                                      0                0               .00

Total interest bearing liabilities                          $ 5,532,862         $266,252              4.81


Average yield on interest-earning assets                                                    8.25%
Average rate paid on interest-bearing liabilities                                           4.81
Net interest spread                                                                         3.44
Net interest margin (net interest income divided                                            5.86
  By average total interest-earning assets)
Return on average assets                                                                   (7.88)
Return on average equity                                                                  (17.11)

PROVISION FOR LOAN LOSSES. During 2000, the Company allocated $412,650 to its provision for loan losses. The level of the provision for 2000 was computed after an analysis of the loan portfolio and reflects a higher than normal risk exposure. This exposure is mostly due to loan underwriting and structure issues as well as credit administration concerns. Management is committed to improving its lending practices and operations and to enhancing its staff by employing a
qualified  community  bank  lending   professional  and  a  support  staff.

The allocation to the loan loss reserve was computed based upon the methodology established by the Office of the Comptroller of the Currency. This methodology takes into consideration both external and internal risk factors. In addition, management makes specific risk assessments of each loan and will adjust the allocation percentage accordingly.

The Company recorded no charge-offs during the year ended December 31, 2000, nor in 1999. The current provision is considered adequate as of December 31, 2000.

NON-INTEREST INCOME. Non-interest income is mostly income derived from service charges on deposit accounts and fees associated with ancillary products and services. To a large extent, it is driven by the size of the Bank's customer base. For the year ended December 31, 2000, the Company recorded non-interest income of $19,140. There were no extraordinary items and all funds were realized through normal Bank operations.

NON-INTEREST EXPENSES. Non-interest expenses are basically the costs associated with Company and Bank operations. For the year ended December 31, 2000, the Company recorded non-interest expenses of $1,221,784. Of this amount, $624,805 was associated with salaries and employee benefits. There were no unusual or extraordinary expenses during the year.

The table below sets forth the composition of Other Operating Expenses as of December 31, 2000 and as noted in the consolidated financial statements of the Company

         Insurance                                       $  17,357
         Internet banking                                   13,615
         Employee travel                                     8,437
         Dues & subscriptions                                5,405
         Meals & entertainment                               3,243
         Convention & meetings                               2,920
         Business development                                1,613
         Other                                              10,189

         Total                                           $  62,779

Financial Condition
-------------------

The Company's total assets at December 31, 2000 were $17,332,808 as compared to $7,102,060 at December 31, 1999; this represents a growth of $10,230,748. This increase reflected growth in the lending activities of the Bank, funded by its deposit growth. Funds not used to fund loan requests were maintained in the Bank's investment portfolio, mostly as federal funds sold.

The Company's loan portfolio grew to $8,634,181 at December 31, 2000. This figure is net of the allowance for loan losses of $412,650 and deferred loan fees of $15,565. The outstanding loan portfolio at December 31, 2000 was $9,062,397 and represents an increase of $9,037,597 over December 31, 1999. The growth in the loan portfolio was anticipated based upon business development activities of directors and a longer than anticipated organizational period for both the Company and the Bank. However, loan growth did not meet projections. This is, in part, due to the failure of the Bank to reach anticipated growth goals for deposits. It is a target strategy for the loan portfolio to be 75% of the Bank's deposit base.

The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and percentages as of December 31, 2000.

                                                              Amount               Percentage
TYPE OF LOAN
         Commercial                                          $4,158,180               45.89%
         Real estate                                          3,293,754               36.35
         Consumer                                               213,146                2.35
         Personal lines of credit                             1,396,568               15.41
         Overdrafts                                                 749                 .00

         Total loans                                         $9,062,397              100.00%

The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects that prepayments will cause actual maturities to be shorter than contractual maturities.

                                                                           Remaining Maturities
                                                              One year          Over one to        Over five
TYPE OF LOAN                                   Amount          or less          five years           years
         Commercial                          $4,158,180        $2,529,392       $1,628,788
         Real estate                          3,293,754           116,132        2,784,772          $392,850
         Consumer                               213,146             1,137          212,009
         Personal lines of credit             1,396,568           788,639          607,929
         Overdrafts                                 749               749

         Total                               $9,062,397        $3,436,049       $5,233,498          $392,850

There were no non-performing loans or loans past due for more than thirty days as of December 31, 2000.

Funds not used to satisfy credit demand were maintained in the Bank's investment portfolio. At December 31, 2000, investment securities and federal funds sold totaled $6,876,755 as compared to $5,777,648 at December 31, 1999. The Bank made an active decision to maintain a strong Federal funds sold position during 2000 as the interest rate environment was favorable to that position.

The following table sets forth the carrying value of the Company's investment portfolio as of December 31, 2000:

                                                                   Gross           Gross
                                              Amortized         Unrealized      Unrealized
                                                Cost               Gain            Loss            Fair Value
     U.S. Governments & its agencies         $1,500,575           $26,338                         $1,526,913
     FRB stock                                  180,000                                              180,000
     Other (Bank CD)                            100,000                                              100,000

     Total                                   $1,780,575           $26,338                         $1,806,913

The following table sets forth the maturities of investment securities at December 31, 2000 and the weighted average yield on such securities.

                                                                 Weighted
                                                                 Amortized                            Average
                                                                   Cost          Fair Value            Yield
         Due in one year or less                               $1,500,575       $1,526,913               6.63%
         Due after one year through five years                    100,000          100,000               6.60
         Due after five years through ten years                         0                0
         Due after ten years                                            0                0
         FRB stock                                                180,000          180,000               6.00

During 2000, there were no material changes in the Bank's holdings of property and equipment. There are no expectations of large expenditures in this area for 2001.

Consolidated deposits as of December 31, 2000 totaled $12,055,101, an increase of $11,190,765 for the year. This increase was anticipated due to the start-up nature of the banking operation. However, growth projections were not met. Strong competition for deposits, the Bank's unwillingness to pay top-of-the-market interest rates and limited marketing activities contributed to the growth results.

The following table sets forth the deposits of the Company by category and the percentage of the portfolio as of December 31, 2000.

                                                                    2000
                                                     Amount                  Percentage
         Demand deposit accounts                 $     840,859                   6.98%
         Interest-bearing checking                   1,055,462                   8.75
         Money market accounts                       2,426,233                  20.13
         Savings accounts                              361,103                   3.00
         Time deposits less than $100,000            2,733,036                  22.67
         Time deposits of $100,000 or more           4,638,408                  38.47

         Total                                     $12,055,101                 100.00

The following table sets forth the amount of the Company's time deposits of $100,000 or more by their remaining maturity as of December 31, 2000.

         Three months of less                          $1,351,501
         Over three months to six months                  634,026
         Over six months to 12 months                   2,339,375
         Over twelve months                               313,506

         Total                                         $4,638,408

The Company experienced a $962,646 decrease in stockholders' equity in 2000 which represented the operating loss of the Company. No dividends were paid in 2000 and no dividend payments are anticipated in 2001, as the Company anticipates a loss from operations.

Asset/Liability Management
--------------------------
Net interest income, the primary component of the Company's net income, arises from the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative amounts of such assets and liabilities. Effective asset/liability management involves managing the levels of and gap between interest-rate sensitive assets and liabilities to minimize changes in net interest income and in the economic value of its equity despite changes in market interest rates. An effective "gap" report measures the dollar differences between the amount of interest-earning assets and interest-bearing liabilities subject to repricing within a given time period. A perfect match of interest sensitive assets and interest sensitive liabilities would mean no changes to net interest income as market interest rates change, assuming that both assets and liabilities are tied to the same market rates. During a period of rising interest rates, a negative gap position whereby rate sensitive liabilities exceed rate sensitive assets would have an adverse effect on net interest income. Conversely, during a period of falling interest rates, a negative gap position would result in an increase in net interest income. If the Bank was in a positive gap position, rising interest rates would increase net interest income and falling interest rates would adversely effect net interest income.

The following table sets forth the Bank's interest-rate sensitivity at December 31, 2000.

                                                         Maturity or Repricing Terms
                                         3 months         3 months-         1 year-          3 years-           Over
                       Amount            or less          1 year            3 years          5 years            5 years
Rate Sensitive
Assets
Fed Funds Sold        $5,276,180        $5,276,180
Investments            1,780,575         1,780,575
Loans                  9,062,397         5,151,610         $511,626          $ 46,245        $3,310,116          $42,800

Total                $16,119,152       $12,208,365         $511,626           $46,245        $3,310,116          $42,800

Rate Sensitive
Liabilities
Deposits             $11,214,242        $6,255,128       $4,411,617          $351,586         $189,118            $6,793


GAP                   $4,904,910        $5,953,237      ($3,899,991)        ($305,341)      $3,120,998           $36,007
Cumulative GAP                          $5,953,237       $2,053,246        $1,747,905       $4,868,903        $4,904,910
Cum GAP/Total Assets                         34.37%           11.85%            10.09%           28.11%            28.31%

The foregoing analysis assumes that the Bank's assets and liabilities move with rates at their earliest opportunity. If rates are variable on loans, investments and deposits, repricing can occur daily. It the rate paid on the loan, investment or deposit is fixed, repricing can occur at the maturity of the instrument.

The Bank is in a positive GAP position meaning that it has more rate sensitive assets than it has rate sensitive liabilities. In a falling interest rate environment, this GAP position may have an adverse impact on nterest income if the Bank matches the changes in external interest rates. In an effort to better manage this risk position, management has altered its investment practices and has extended the maturity or repricing terms of its investments. Management is also more inclined to secure fixed rate credits versus credits with floating interest rates. On the liability side, management has lowered interest rates paid on fixed rate certificates of deposit and positioned its variable rate deposit products to be very competitive in the market.

Liquidity and Capital Resources
-------------------------------
The Company currently has no business other than that of the Bank and does not currently have any material funding commitments. The Company's principal source of liquidity is cash on hand. The Company has received no dividends from the Bank and none are anticipated in the near future.

The Bank's principal sources of funds for operations are the initial capital infusion in 1999 and deposits from its primary market area. Its principal funding commitments are for the origination of loans, including purchases, and payment of maturing deposits. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions and federal funds sold. The variations in liquid assets are influenced by deposit flows and lending and investment activities.

The following table sets forth the maturity schedule for the Company's time deposits as of December 31, 2000.

         Three months or less                                 $2,402,330
         Over three months through one year                    4,411,617
         Over one year to three years                            361,586
         Over three years                                        195,911

         Total                                                $7,371,444

At December 31, 2000, cash and cash equivalents totaled $6,273,849; federal funds sold represented $5,276,180 of the total. This total far exceeds the anticipated cash needs of the Bank and, based upon the current interest rate environment, the Bank will look to reduce its federal funds sold position by increasing its investment securities.

In an effort to more effectively manage its liquidity risk, the Bank will look to establish lines of credit with its correspondent banks. Due to the start-up nature of the banking operations, it was necessary for the Bank to show operating results for a full fiscal year before applying for the credit relationship.

Federal banking regulations require the Bank to maintain specific levels of capital. At December 31, 2000, the Bank was in compliance with all requirements and the Bank met the criteria for designation as a well capitalized depository institutions under the regulations of the Office of the Comptroller of the Currency.

Item 7     FINANCIAL STATEMENTS

                        HCNB BANCORP, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Report of Independent Public Accountants                                    17

Financial statements

  Consolidated Balance Sheets                                               18

  Consolidated Statements of Operations                                     19

  Consolidated Statements of Stockholders' Equity                           20

  Consolidated Statements of Cash Flows                                21 - 22

Notes to Consolidated Financial Statements                             23 - 33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors of HCNB Bancorp, Inc.
Rockville, Maryland


We have audited the accompanying consolidated balance sheets of HCNB Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCNB Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.




/s/ Jameson & Associates, P.A.

Jameson & Associates, P.A.
Baltimore, Maryland
January 11, 2001

                        HCNB BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999

                                                                           2000                   1999
                                                                       -------------          ------------
                                ASSETS

Cash and cash equivalents:
   On-hand and due from banks                                              $ 997,669              $562,648
   Federal funds sold                                                      5,276,180             1,777,648
Investment securities, held to maturity                                    1,600,575             4,000,000
Loans receivable, net                                                      8,634,181                24,800
Investment in Federal Reserve Board stock, at cost                           180,000               180,000
Accrued interest receivable                                                  125,696                33,141
Property and equipment, net                                                  435,074               449,530
Other assets, net                                                             83,433                74,293
                                                                       -------------          ------------

       Total assets                                                      $17,332,808            $7,102,060
                                                                       =============          ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest-bearing                                                   $ 840,859              $ 81,190
     Interest-bearing                                                     11,214,242               783,146
   Accounts payable and accrued expenses                                     133,765               131,136
                                                                       -------------          ------------

       Total liabilities                                                  12,188,866               995,472
                                                                       -------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.01 per share, 1,000,000 shares
     authorized, -0- shares issued and outstanding                                 -                     -
   Common stock, par value $0.01 per share, 9,000,000 shares
     authorized, 700,213 shares issued and outstanding                         7,002                 7,002
   Additional paid-in capital                                              6,995,128             6,995,128
   Accumulated deficit                                                    (1,858,188)             (895,542)
                                                                       -------------          ------------

       Total stockholders' equity                                          5,143,942             6,106,588
                                                                       -------------          ------------

       Total liabilities and stockholders' equity                        $17,332,808            $7,102,060
                                                                       =============          ============



                These consolidated financial statements should be
                  read only in accordance with the accompanying
                 summary of significant accounting policies and
                        notes to consolidated statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                             2000                  1999
                                                                         ------------          ------------
INTEREST INCOME
   Interest income on loans                                                  $502,275                 $  46
   Interest income on investment securities                                   416,625               119,176
                                                                         ------------          ------------

     Total interest income                                                    918,900               119,222
                                                                         ------------          ------------

INTEREST EXPENSE
   Deposits                                                                   266,252                   703
   Borrowed funds                                                                   -                54,041
                                                                         ------------          ------------
                                                                              266,252                54,744
                                                                         ------------          ------------

     Net interest income                                                      652,648                64,478

PROVISION FOR LOAN LOSSES                                                     412,650                     -
                                                                         ------------          ------------
                                                                              239,998                64,478

NONINTEREST INCOME
   Service fees and charges                                                    19,140                   444
                                                                         ------------          ------------
                                                                              259,138                64,922
                                                                         ------------          ------------

NONINTEREST EXPENSES
   Salaries and benefits                                                      624,805               360,343
   Depreciation and amortization                                               47,641                 1,728
   Occupancy expense, equipment and supplies                                  202,371               149,875
   Marketing                                                                   48,926                19,183
   Professional fees including data processing                                171,370               253,032
   Regulatory expense                                                           9,242                22,475
   Directors fees                                                              54,650                     -
   Other operating expenses                                                    62,779                24,889
                                                                         ------------          ------------

     Total noninterest expenses                                             1,221,784               831,525
                                                                         ------------          ------------

     Loss before provision for income taxes                                  (962,646)             (766,603)

INCOME TAXES                                                                        -                     -
                                                                         ------------          ------------

     Net loss                                                              $ (962,646)           $ (766,603)
                                                                         ============          ============

NET LOSS PER SHARE - BOTH BASIC AND DILUTIVE

     NET LOSS PER SHARE                                                         $1.37                 $1.09

WEIGHTED AVERAGE SHARES OUTSTANDING                                           700,213               700,213

                These consolidated financial statements should be
                  read only in accordance with the accompanying
                 summary of significant accounting policies and
                        notes to consolidated statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                          Additional
                                               Preferred              Common               Paid-in             Accumulated
                                                 Stock                Stock                Capital               Deficit
                                              ------------        --------------        --------------        -------------

BALANCE, December 31, 1998                             $ -                   $ -                   $ -           $ (128,939)

   Net proceeds from issuance
     of common stock                                     -                 7,002             6,995,128                     -

   Net loss                                              -                     -                     -             (766,603)
                                              ------------        --------------        --------------        -------------

BALANCE, December 31, 1999                               -                 7,002             6,995,128             (895,542)

   Net loss                                              -                     -                     -             (962,646)
                                              ------------        --------------        --------------        -------------

BALANCE, December 31, 2000                             $ -                $7,002            $6,995,128          ($1,858,188)
                                              ============        ==============        ==============        =============





                These consolidated financial statements should be
                  read only in accordance with the accompanying
                 summary of significant accounting policies and
                        notes to consolidated statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                 2000                       1999
                                                                              ------------               -----------
Cash flows from operating activities
   Cash inflows
   Interest income                                                               $ 826,345                  $ 86,081
   Fees and service charges                                                         19,140                       444
                                                                              ------------               -----------
                                                                                   845,485                    86,525
                                                                              ------------               -----------

Cash outflows
   General and administrative expenses                                           1,204,772                   790,234
   Interest on deposits                                                            242,134                    54,744
                                                                              ------------               -----------
                                                                                 1,446,906                   844,978
                                                                              ------------               -----------

     Net cash used in operating activities                                        (601,421)                 (758,453)
                                                                              ------------               -----------

Cash flows from investing activities
   Cash inflows
   Loan principal repayments                                                     1,687,636                         -
   Proceeds from sales and redemptions of securities                            15,605,433                         -
                                                                              ------------               -----------
                                                                                17,293,069                         -
                                                                              ------------               -----------

Cash outflows
   Purchase of securities held to maturity                                      13,206,008                 4,000,000
   Loan disbursements                                                           10,709,667                    24,800
   Purchase of property and equipment                                               33,185                   451,258
   Purchase of Federal Reserve stock                                                     -                   180,000
                                                                              ------------               -----------
                                                                                23,948,860                 4,656,058
                                                                              ------------               -----------

     Net cash used in investing activities                                      (6,655,791)               (4,656,058)
                                                                              ------------               -----------

Cash flows from financing activities
   Cash inflows
   Proceeds from common stock offering                                                   -                 7,002,130
   Net decrease in borrowed funds from related parties                                   -                  (120,000)
   Net increase in deposits                                                     11,190,765                   864,336
                                                                              ------------               -----------

     Net cash provided by financing activities                                  11,190,765                 7,746,466
                                                                              ------------               -----------

Net increase in cash and cash equivalents                                        3,933,553                 2,331,955
Cash and cash equivalents, beginning of year                                     2,340,296                     8,341
                                                                              ------------               -----------
Cash and cash equivalents, end of year                                         $ 6,273,849               $ 2,340,296
                                                                              ============               ===========

                These consolidated financial statements should be
                  read only in accordance with the accompanying
                 summary of significant accounting policies and
                        notes to consolidated statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                      2000                1999
                                                                                    -----------        ------------


Reconciliation of net income to net cash provided by operating activities
   Net income                                                                         $(962,646)          $(766,603)
   Adjustments to reconcile net loss to net cash from operating activities
     Provision for loan losses                                                          412,650                   -
     Depreciation and amortization                                                       47,641               1,728
   Effects of changes in operating assets and liabilities
     Accrued interest receivable                                                        (92,555)            (33,141)
     Other assets                                                                        (9,140)            (34,871)
     Accounts payable and other liabilities                                               2,629              74,434
                                                                                    -----------        ------------

Net cash used in operating activities                                                 $(601,421)          $(758,453)
                                                                                    ===========        ============




                These consolidated financial statements should be
                  read only in accordance with the accompanying
                 summary of significant accounting policies and
                        notes to consolidated statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

1.       ORGANIZATION

HCNB, Bancorp, Inc. was incorporated under the laws of the State of Maryland on February 24, 1998, primarily to hold all the outstanding shares of capital stock of a national bank.

Effective, October 1999, the Company completed an initial public offering in which it sold 700,213 shares of common stock for $10 per share. During 1999, the Company received net proceeds from the Offering of $7,002,130.

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

Cash and Cash Equivalents

Cash and cash equivalents include deposits in other banks with original maturities of less than three months and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

Federal Reserve Board Stock

Federal Reserve Bank stock is carried at cost which approximates fair value.

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

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Loans Receivable and Allowance for Loan Losses

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses.

Interest income is accrued at the contractual rate on the principal amount outstanding. When scheduled principal or interest payments are past due 90 days or more on any loan, the accrual of interest income is discontinued and recognized only as collected. Previously accrued but uncollected interest on these loans is charged against interest income. Generally, the loan is restored to an accruing status when all amounts past due have been paid.

In accordance with Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, The Bank identifies impaired loans and measures impairment based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans.

A loan is considered impaired, based upon current information and events, if it is probable that the Bank will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The Bank loans subject to (SFAS) Nos. 114 and 118 do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g. residential mortgages and consumer installment loans).

The Bank identifies loans subject to (SFAS) Nos. 114 and 118 by individually reviewing every loan 60 days or more delinquent, selected non delinquent loans and other loans if there is an indication of a problem.

The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. Management's assessment includes the systematic evaluation of several factors: current economic conditions and their impact on specific borrowers; the level of classified and non performing loans; the historical loss experience by loan type; the results of regulatory examinations; and, in specific cases, the estimated value of underlying collateral.

The allowance is increased by the loan loss provision charged to operating expenses and reduced by loan charge-offs, net of recoveries. The provision for loan losses is based on losses that are probable and reasonable to estimate at the date of the financial statements and on a continuing review of the loan portfolios throughout the year, past loss experience and current economic conditions which may affect borrowers ability to pay.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over 40 years. Furniture and equipment are depreciated over 7 years. Software is depreciated over 5 years.

Comprehensive Income

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Bank adopted this standard effective January 1, 1999. The Bank does not have any adjustment for comprehensive income for the years ended December 31, 2000 and 1999. Comprehensive income is the same as income reported in the accompanying statement of operations.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

Derivatives

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Bank adopted SFAS No. 133 effective January 1, 2000. The adoption of SFAS No. 133 does not have a material effect on its financial condition or results of operations.

Fair value of financial instruments

The fair value of cash and cash equivalents is the carrying amount, which is a reasonable estimate of fair value. For investment securities, fair value is determined using quoted market prices.

Fair value of loans receivable is estimated by discounting future cash flows, taking into consideration future loan losses, using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. For commitments to extend credit, the carrying amount is a reasonable estimate of fair value.

With respect to deposits, fair value of checking and savings deposits, money market accounts, certificates and IRA accounts is the amount payable on demand at the reporting date. Fair value of fixed maturity term accounts and individual retirement accounts is estimated using rates currently offered for accounts of similar remaining maturities.

Loan Origination Fees

Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment to interest income over the life of the loans.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is possible that the estimated losses on loans may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

3.       INVESTMENT IN SECURITIES

The carrying amount and estimated fair market value of investment securities at December 31, 2000 are summarized as follows:

                                                               Gross              Gross             Estimated
                                           Carrying          Unrealized        Unrealized            Market
                                            Amount              Gain              Loss                Value
                                          ------------       -----------      -------------       -------------
Securities held to maturity
 Federal agencies                           $1,500,575          $ 26,338                $ -          $1,526,913
 Certificates of deposit                       100,000                 -                  -             100,000
                                          ------------       -----------      -------------       -------------
                                            $1,600,575          $ 26,338                $ -          $1,626,913
                                          ============       ===========      =============       =============

The carrying amount and estimated fair market value of investment securities at December 31, 1999 are summarized as follows:

                                                               Gross              Gross             Estimated
                                           Carrying          Unrealized        Unrealized            Market
                                            Amount              Gain              Loss                Value
                                          ------------       -----------      -------------       -------------
Securities held to maturity
 Federal agencies                           $4,000,000               $ -                $ -          $4,000,000
                                          ============       ===========      =============       =============

The scheduled maturity of securities to be held to maturity were as follows as December 31:

                                                      2000                                  1999
                                         --------------------------------     ----------------------------------
                                                             Estimated            Gross             Estimated
                                           Carrying            Market          Unrealized            Market
                                            Amount             Value              Loss                Value
                                          ------------       -----------      -------------       -------------
Within 1 year                               $1,500,575        $1,526,913         $4,000,000          $4,000,000
1-10 years                                     100,000           100,000                  -                   -
                                          ------------       -----------      -------------       -------------
                                            $1,600,575        $1,626,913         $4,000,000          $4,000,000
                                          ============       ===========      =============       =============

Cost for these investments is calculated using specific identification.

As of December 31, 2000, investment securities in the amount of $500,000 are pledged to a corresponding financial institution as security for a customer letter of credit. This letter of credit has been subsequently satisfied.

4.       LOANS RECEIVABLE

As of December 31, loans receivable consist of:

                                                                 2000               1999
                                                              -----------        -----------
         Commercial                                            $4,158,180                $ -
         Real estate                                            3,293,755                  -
         Consumer                                                 198,328             24,800
         Personal lines of credit                               1,396,568                  -
                                                              -----------        -----------
                                                                9,046,831             24,800
         Less allowance for loan loss                             412,650                  -
                                                              -----------        -----------
         Loan receivable, net                                  $8,634,181           $ 24,800
                                                              ===========        ===========

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

4.       LOANS RECEIVABLE (CONTINUED)

Officers and directors loans amounted to $367,000 and $-0- at December 31, 2000 and 1999, respectively.

Outstanding loan commitments, which primarily represent undisbursed proceeds on lines of credit, approximated $998,900 at December 31, 2000.

The allowance for loan loss activity at December 31, 2000 is as follows:

         Balance, beginning of year                         $      -
         Provision for loan loss                             412,650
                                                           ---------
         Balance, end of year                               $412,650
                                                           =========

5.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2000:

         Leasehold improvements                             $185,541
         Furniture and equipment                             298,902
                                                           ---------
                                                             484,443
         Less accumulated depreciation                        49,369
                                                           ---------
         Property and equipment, net                        $435,074
                                                           =========

Depreciation expense for the year ended December 31, 2000 was $47,641.

6.       DEPOSITS

As of December 31, 2000, deposits consisted of:

                                            Weighted
                                         Average Rate at
                                        December 31, 2000             Amount                 Percent
                                    --------------------------    --------------           ----------
        Checking accounts                             -               $ 840,859                 7.0%
        NOW accounts                            2.0429%               1,055,462                 8.8%
        Money market accounts                   5.5112%               2,426,233                20.1%
        Certificates of deposit                 6.1755%               7,371,444                61.1%
        Savings                                 3.4194%                 361,103                 3.0%
                                                                    -----------             --------
                                                                    $12,055,101               100.0%
                                                                    ===========             ========

A schedule of maturities of deposits as of December 31, 2000 is as follows:

         No contractual maturity                         $ 4,683,658
         Maturity within one year                          6,823,945
         Maturity in one to five years                       547,498
                                                         -----------
                                                         $12,055,101
                                                         ===========

The aggregate amount of deposits, each with a minimum balance of $100,000 or more, was approximately $5,933,861 as of December 31, 2000. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

6.       DEPOSITS (CONTINUED)

As of December 31, 1999, deposits consisted of:

                                                             Weighted
                                                         Average Rate at
                                                        December 31, 2000         Amount            Percent
                                                      -----------------------  --------------    --------------

         Checking accounts                                            -             $ 81,190              9.4%
         NOW accounts                                             1.75%              182,661             21.1%
         Money market accounts                                    3.60%              220,107             25.5%
         Certificates of deposit                                  4.99%              379,178             43.9%
         Savings                                                  2.25%                1,200               .1%
                                                                                  ----------        ----------
                                                                                   $ 864,336            100.0%
                                                                                  ==========        ==========

Officers and Directors savings accounts amounted to approximately $1,865,300 and $420,000 at December 31, 2000 and 1999, respectively.

7.       INCOME TAXES

The reconciliation of the federal statutory to the actual income tax rate is as follows:

                                                                 2000                1999
                                                               ---------          ---------

Statutory federal income tax rate (35%)                         $336,900           $268,300
State income tax benefit, net of federal
  income tax effect                                               48,100             38,300
Valuation allowances                                            (385,000)          (306,600)
                                                               ---------          ---------
Total                                                                $ -                $ -
                                                               =========          =========

The Company has recorded a 100% valuation allowance against its deferred tax asset as the Company is a start-up operation and it is more likely than not that the deferred tax asset will not be realized.

The tax effect of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relates to the following as of December 31, 2000 and 1999:

                                                                 2000               1999
                                                               ---------          ---------
       Deferred tax assets:
       Allowance for loan losses                                $165,000                $ -
       Net operating loss carryforwards                          220,000            306,600
                                                               ---------          ---------

           Total gross deferred tax assets                       385,000            306,600

       Less:  Valuation allowance                               (385,000)          (306,600)
                                                               ---------          ---------

           Net deferred tax asset                                    $ -                $ -
                                                               =========          =========

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

8.       RELATED PARTY TRANSACTIONS

The insider founding stockholders that made advances to the development stage company are to be paid interest in the amount of $14,508. This liability was accrued at December 31, 1999 and paid in the year ended December 31, 2000.

The officers and directors have deposits in the Company approximating $1,865,300 at December 31, 2000.

The officers and directors have loans from the Company approximating $367,000 at December 31, 2000.

The Chairman of the Board was paid fees approximating $35,850 and the remaining directors were paid fees approximating $18,800 for services rendered to the Company.

9.       RETIREMENT PLAN

On April 27, 2000 the Board of Directors of the Bank approved the establishment of a savings incentive match plan for employees (SIMPLE) effective as of July 1, 2000. Each eligible employee may contribute up to $6,000 annually. The Bank will contribute for each participant employee an amount equal to the amount contributed up to 3% of annual compensation. The Company's contribution expense through December 31, 2000 was $12,788.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

10.      REGULATORY MATTERS (CONTINUED)

As of December 31, 2000, the Bank has not been categorized by the Office of the Comptroller of the Currency (O.C.C.) under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I Risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes would prevent the Bank from being categorized as well-capitalized. The table below shows the regulatory capital as of December 31, 2000 and 1999, respectively:

                                                                                                 To be Well
                                                                                              Capitalized Under
                                                                         For Capital          Prompt Corrective
                                                   Actual             Adequacy Purposes       Action Provisions
                                          -------------------------  ---------------------  ----------------------
                                             Amount        Ratio       Amount      Ratio       Amount      Ratio
                                          -------------  ----------  ------------ --------  ------------- --------
As of December 31, 2000
 Total capital (to risk weighted assets)    $5,091,000      42.51%      $958,000     8.0%     $1,198,000    10.0%

Tier 1 Capital (to risk weighted assets)    $4,942,000      41.26%      $198,000     4.0%       $719,000     6.0%

Tier 1 Capital (to average assets)          $4,942,000      31.61%      $469,000     3.0%       $782,000     5.0%

As of December 31, 1999
 Total capital (to risk weighted assets)    $5,894,000     340.69%      $138,000     8.0%       $173,000    10.0%

Tier 1 Capital (to risk weighted assets)    $5,894,000     340.69%      $ 69,000     4.0%       $104,000     6.0%

Tier 1 Capital (to average assets)          $5,894,000      84.15%      $210,000     3.0%       $350,000     5.0%

The following is a reconciliation of generally  accepted  accounting  principles
(GAAP) capital to regulatory capital at December 31, 2000:

                                                                GAAP                Core          Risk-based
                                                               Capital            Capital          Capital
                                                            --------------      -------------    -------------

GAAP capital                                                   $4,942,000         $4,942,000       $4,942,000
                                                             ============

Accumulated losses (gains) on certain
   available for sale securities                                                           -                -
Additional capital items
   General valuation allowance                                                             -          149,000
                                                                                  ----------       ----------
Regulatory capital - computed                                                      4,942,000        5,091,000
Minimum capital requirement                                                         (469,000)        (958,000)
                                                                                  ----------       ----------
Regulatory capital-excess                                                         $4,473,000       $4,133,000
                                                                                  ==========       ==========

11.      SIGNIFICANT ESTIMATES

Generally accepted accounting principles require disclosure of information about certain significant estimates which include the following:

         Interest rate risk

         The profitability of the Company is subject to interest rate risk. This risk is based on the gap between interest earned on loans and the rate of interest paid on deposits. A significant decrease in this gap could result in a decrease in earnings.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

12.      COMMITMENTS

Outstanding loan commitments were as follows at December 31, 2000:

Financial instruments who contract amounts
   represent credit risk:
         Commercial                                     $553,400
         Real estate                                     200,000
         Consumer                                        202,500
         Personal lines of credit                         33,000
                                                      ----------
                                                        $988,900
                                                      ==========

         Total commitments to extend credit at December 31, 2000 included $955,900 in variable loan commitments and $33,000 in fixed rate loan commitments. Fixed rate loan commitments were at current market rates approximating 15% and variable rate loan commitments were at current market rates ranging from prime to prime plus 1 1/2% at December 31, 2000.

13.      LEASE

The Company entered into a lease agreement on December 23, 1998 to lease banking facilities and offices in Rockville, Maryland. The lease is for a period ending December 31, 2008. Rent expense was $115,200 for the year ended December 31, 2000.

The minimum rental commitment is as follows:

         December 31, 2001                              $ 92,909
         December 31, 2002                                96,141
         December 31, 2003                                99,519
         December 31, 2004                               103,409
         December 31, 2005                               107,535
         December 31, 2006                               111,861
         December 31, 2007                               116,325
         December 31, 2008                               120,983
                                                      ----------
                                                        $848,682
                                                      ==========

14.      ADVERTISING

It is the policy of the Company to direct expense all advertising and marketing costs. Advertising costs approximated $48,900 and $18,200 for the years ended December 31, 2000 and 1999, respectively.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

15.      FINANCIAL INSTRUMENTS

In  accordance  with the  disclosure  requirements  of  Statement  of  Financial
Accounting Standards No. 107, the estimated fair value of the Company's financial instruments at December 31, 2000 are as follows:

                                                                             Estimated
                                                         Carrying              Fair
                                                          Amount              Value
                                                       -------------       -------------
Assets:
Cash and cash equivalents                               $ 6,273,849         $ 6,273,849
Investment securities                                     1,600,575           1,626,913
Loans receivable                                          8,634,181           8,634,181

Liabilities:
Deposit accounts                                         12,055,101          12,055,101

Off balance sheet instruments:
Commitments to extend credit                                      -             988,900
Unused lines of credit                                            -             988,900

The fair value of cash and cash equivalents is the carrying amount, which is a reasonable estimate of fair value.

Fair value of investment securities is determined using quoted market prices.

Fair value of loans receivable is estimated by discounting future cash flows, taking into consideration future loan losses, using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. For commitments to extend credit, the carrying amount is a reasonable estimate of fair value. Management estimates that the fair value of loans receivable is approximately the carrying amount as of December 31, 2000.

The carrying amount of prepaid expenses and other assets approximates its fair value.

With respect to deposits, fair value of checking and savings deposits, money market accounts, certificates and IRA accounts is the amount payable on demand at the reporting date. Fair value of fixed maturity term accounts and individual retirement accounts is estimated using rates currently offered for accounts of similar remaining maturities. Management estimates that the fair value of deposits approximates the carrying amount as of December 31, 2000.

The carrying amount of accounts payable and other liabilities approximates its fair value.

The off balance sheet instrument contract amounts are reasonable estimates of the fair value of these instruments.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of BUCS Federal's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risks.

                        HCNB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

15.      FINANCIAL INSTRUMENTS (CONTINUED)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by The Company upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held generally consists of certificates of deposits, savings accounts and real estate.

16.      RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), ACCOUNTING AND DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In July 1999, the FASB issued Statement No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT No. 133, which deferred the effective date of FAS 133 to no later than January 1, 2001 for the Company's financial statements. FAS 133 requires derivatives to be recorded on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FAS 133. The Company does not expect to implement FAS 133 before January 1, 2001 and has not completed the complex analysis required to determine the impact on the financial statements. However, the Company believes the implementation of the statement will not have a material impact on the consolidated financial position or consolidated results of operations.

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants.

                                    Part III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and officers. The current Board has seven (7) directors. All of the Company's current directors were organizers of the Company and Bank and were duly elected or appointed to the Board and will continue to serve as directors until their successors are elected and qualified. At the Annual Meeting of Stockholders in 2000, directors were reelected to varying terms as is required under the by-laws of the Company. Class A directors would serve until the Annual Meeting of Stockholders in 2001; Class B directors would serve until the Annual Meeting of Stockholders in 2002; and, Class C directors would serve until the Annual Meeting of Stockholders in 2003.

Directors of the Bank are elected annually at the Annual Meeting of Stockholders of Harbor Capital National Bank.

Set forth below is a listing of all directors and executive officers of the Company. Each director also serves as a director of the Bank. Except as expressly indicated, each person has been engaged in his principal occupation for, at least, five years.

Name                     Age      Position
----                     ---      --------

Michael J. Burke         51       Chairman (Class A Director)/President,
                                  HCNB Bancorp, Inc.
                                  Chairman, Harbor Capital National Bank

Chi Ping Chow            39       Class B Director, HCNB Bancorp, Inc.
                                  Director, Harbor Capital National Bank

Harvey S. Fenster        67       Class B Director, HCNB Bancorp, Inc.
                                  Director, Harbor Capital National Bank

Wayne A. Harrison        51       Class C Director, HCNB Bancorp, Inc.
                                  Director, Harbor Capital National Bank

Li-Min Lee               42       Class A Director/Treasurer, HCNB Bancorp, Inc.
                                  Director/Treasurer-Cashier,
                                  Harbor Capital National Bank

William J. Olsen         50       Class A Director/Vice President, HCNB Bancorp, Inc.
                                  Director/President, Harbor Capital National Bank

Robert K. Wang           46       Class C Director, HCNB Bancorp, Inc.
                                  Director, Harbor Capital National Bank


Michael J. Burke serves as Chairman of the Board of Directors and President of HCNB Bancorp, and is Chairman of the Board of Directors of Harbor Capital National Bank. Mr. Burke is a certified public accountant and has been the president since 1996 and a principal since 1971 of Yorke, Burke and Lee, CPA's P.A. Mr. Burke has been the president of East West Communications, Inc. since 1989, and the president of Metro Billing Corporation since 1993. Mr. Burke is a director and secretary of Jerico International, Inc.; the president of Jerico Forensic Acccouting LLC; and the managing member of YBL Financial Services LLC. Mr. Burke served as president of Quads Trust Company from 1995 to 1996, and was a director from 1991 to 1996, and as the chief financial officer of The Parvus Company, an international security firm, from 1986 to 1999.

Chi Ping Penny Chow is a director of HCNB Bancorp, and is a director of Harbor Capital National Bank. From 1996 and until joining the organizing efforts of Harbor Capital National Bank, Ms. Chow was the treasurer of the Development Bank of Singapore. Ms. Chow was a senior loan processor at Fidelity Mortgage Services, Inc. from 1992 to 1994, when she was promoted to the position of manager, which she held from 1994 to 1996. Ms. Chow served as a vice president of the Bank from December, 1999 until March, 2001.

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

Wayne A. Harrison is a director of HCNB Bancorp and of Harbor Capital National Bank. Since 1983, Mr. Harrison has been the president of H.T. Harrison & Sons, Inc., a family owned roofing and building contractor which has been doing business in the Washington, D.C. metropolitan area for over 50 years. Mr.
Harrison has served as a director and secretary of East West Communications, Inc. since 1995. Mr. Harrison is also the chairman and president of Twin Oaks Stables, Inc.

Li-min Lee is Treasurer of HCNB Bancorp. She is a director of HCNB Bancorp and of Harbor Capital National Bank. She is also the Treasurer/Cashier of the Bank. Ms. Lee is currently a certified public accountant and a principal of Yorke, Burke and Lee, CPA's PA, where she has served as the vice president since 1985. Ms. Lee has served as vice president for Com-Tech International, Inc. since 1996 and as vice president of Crossover International, LLC since 1996. Ms. Lee is a member of Jerico Forensic Accounting LLC and of YBL Financial Services LLC.

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

Each director and officer has served in their respective positions since the formation of the Company and Bank.

Board of Directors of the Bank. The following persons also serve as directors of Harbor Capital National Bank.

Name                        Age          Position
----                        ---          --------

Craig S. Cohen              29           Director, Harbor Capital National Bank

Edward R. Kuan              42           Director, Harbor Capital National Bank

George H. Lowe, Jr.         39           Director, Harbor Capital National Bank

Stephen E. McGregor         51           Director, Harbor Capital National Bank

Marc L. Meisel              29           Director, Harbor Capital National Bank

James F. Whalen             39           Director, Harbor Capital National Bank

In addition, James M. Davin, age 55, has been nominated to serve on the Board of Directors of Harbor Capital National Bank. Before being considered further for election, the nominee must be approved by the Office of the Comptroller of the Currency.

Craig S. Cohen is currently the Vice President of Leasing for Ronald Cohen Investments, a real estate investment company located in Bethesda, Maryland. He has held that position since 1993. Mr. Cohen is also a stockholder, officer and/or partner in several other real estate holding companies.

James M. Davin is the President of Davin Capital Corporation, a private investment company, and the General Partner of Davin Capital, L.P., a private investment partnership. He has held these positions since 1994. Previous to these positions, Mr. Davin held several senior level positions in investment banking companies, including First Boston Corporation, Drexel Burnham Lambert, and Lehman Brothers. Mr. Davin served as Chairman and Vice Chairman of the Board of Governors of the National Association of Securities Dealers in 1987 and as a board member from 1985 until 1988.

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

James F. Whalen is President and Owner of Investment Properties, Inc., a real estate development company doing business in the Baltimore-Washington area.

Directors of Harbor Capital National Bank serve one year terms.

Executive officers of the Company and Bank
In addition to the officers who are also directors of the Company and Bank, as noted on the preceeding listing, Michael L. Derr, age 50, serves as the Secretary of the Company and as Senior Vice President and Secretary of the Bank.

Michael L. Derr is the Senior Vice President/Chief Operating Officer and Secretary of Harbor Capital National Bank. He is Secretary of HCNB Bancorp. Prior to joining the organizing efforts of Harbor Capital National Bank, Mr. Derr was president of MLD Consulting, Inc., a bank consulting company, which he founded in 1998. Mr. Derr previously served as assistant vice president and vice president of operations at The Bank of Glen Burnie from 1989 to 1998. From 1972 to 1989, Mr. Derr held various positions, including vice president of operations, at Citizen Savings Bank, FSB.

There are no family relationships among directors and executive officers of the Company and/or Bank.


Section 16(a) Beneficial Ownership Reporting Compliance

No reports were filed under Section 16(a) of Securities Exchange Act of 1934. The Company is not subject to the provisions of Section 16.


Item 10  EXECUTIVE COMPENSATION

For the years ended December 31, 2000 and 1999, no compensation was paid by the Company to any person serving as a director or officer. All compensation shown on the consolidated statement of operations was paid by the Bank.

The following table sets forth the compensation for Mr. Olsen, Chief Executive Officer of the Bank. Mr. Burke, Chief Executive Officer of the Company, received no compensation from the Company as its Chief Executive Officer.

                           Summary Compensation Table

Name & Principal Position                Year           Salary            Bonus           Other
---------------------------          ------------    -----------       -----------    -------------
William J. Olsen                         2000           $129,308(1)         $4,375          $0
President/CEO,                           1999            $90,269(2)        $10,000          $0
Harbor Capital National Bank

(1)      Of this salary amount, $12,000 was paid as an automobile allowance.

(2)      Of this salary amount, $9,500 was paid as an automobile allowance.

No other executive officer of the Bank had compensation in excess of $100,000 for the fiscal years ended December 31, 1999 and 2000.

HCNB Bancorp entered into a written employment agreement with Mr. Olsen. Under the Agreement, Mr. Olsen served as Vice President of HCNB Bancorp at an annual base salary of $100,000, subject to annual review. The agreement terminated with the opening of Harbor Capital National Bank and the execution of an employment agreement with the Bank.

Under the Agreement with Harbor Capital National Bank, Mr. Olsen serves as President of Harbor Capital National Bank at an annual base salary of $100,000, subject to annual review, and an initial term of three years, automatically renewable for one year terms unless written notice is provided by either party 90 days before expiration of a term. However, either Harbor Capital National Bank or Mr. Olsen may terminate his employment at any time upon 30 days' prior written notice, and Mr. Olsen may be terminated for cause at any time without prior notice. Harbor Capital National Bank also provides Mr. Olsen with a monthly automobile allowance and benefits available to other employees. At December 31, 2000, Mr. Olsen annual base salary was $125,000.

Michael J. Burke, Chairman of the Board of Harbor Capital National Bank, receives compensation in the annual amount of $30,000 in recognition of his responsibilities as Chairman. Mr. Burke also receives Board/committee meeting fees as outlined below.

All directors of Harbor Capital National Bank who are not salaried employees of the Bank receive fees for attending meetings of the Board of Directors or meetings of Board designated committees. For attendance at a Board meeting, a director receives $250; for attendance at a committee meeting, a director receives $100.

No directors fees were paid in 1999


Item 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following set forth information regarding stock ownership of management and holders of 5% or more of the Company's common stock as of March 15, 2001.

                           Name & Address                         Amount & Nature of
Title of Class             Of Beneficial Owner                    Beneficial Ownership          Percent of Class
--------------             -------------------                    --------------------          ----------------

Common Stock               Warren Trepp                                69,300                            9.90
                           590 Lakeshore Boulevard                     (1)
                           Incline Village, NV  89450

Common Stock               Edward R. Kuan                              50,000                            7.14
                           11047 Cedarwood Drive                       Individual
                           Rockville, MD 20852

Common Stock               Sy-Pien Chow                                44,250                            6.32
                           706 Ivy League Lane                         Individual
                           Rockville, MD  20850

Common Stock               Michael J. Burke                            20,020                            2.86
                           21216 Christman Hill Terrace                (2)
                           Boyds, MD  20841

Common Stock               Chi Ping Chow                               17,700                            2.53
                           706 Ivy League Lane                         Individual
                           Rockville, MD  20852

Common Stock               Harvey S. Fenster                           10,100                            1.44
                           6316 Lenox Road                             (3)
                           Bethesda, MD  20817

Common Stock               Wayne A. Harrison                           21,094                            3.01
                           12709 High Meadow Road                      Individual
                           North Potomac, MD  20878

Common Stock               Li-Min Lee                                  47,750                            6.82
                           5 Maplecrest Court                          (4)
                           Potomac, MD  20854

Common Stock               William J. Olsen                            1,500                             0.21
                           8501 High Timber Court                      (5)
                           Ellicott City, MD  21043


                           Name & Address                         Amount & Nature of
Title of Class             Of Beneficial Owner                    Beneficial Ownership          Percent of Class
--------------             -------------------                    --------------------          ----------------

Common Stock               Robert K. Wang                              59,300                            8.47
                           9300 Inglewood Court                        (6)
                           Potomac, MD  20854

                           Officers and Directors                      178,464                          25.49%
                           As a group (8 persons)

(1) Stock is held in two separate trusts, 34,650 shares in each, in which Mr. Trepp is the sole trustee.
(2) Total includes 11,000 shares held individually; 4,020 shares held in Mr. Burke's IRA; and, 5,000 shares held in a trust over which Mr. Burke has control.
(3) Total includes 100 shares held individually and 10,000 held by Dr. Fenster's pension plan.
(4) Total includes 4,150 shares held individually; 3,080 shares held in Ms. Lee's IRA; and 34,750 shares held jointly with others. In addition, 5,250 shares are owned by Ms. Lee's husband, Dar-Ning Kung, in his IRA and 520 shares are held by her son, Albert Kung.
(5) Total includes 200 shares held individually, 300 shares held jointly and 1,000 shares held in Mr. Olsen's IRA.
(6) Total includes 7,300 shares held individually and 52,000 shares held in a trust with Mr. Wang as sole trustee.


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

         21              Subsidiaries   of  the  Registrant   (incorporated   by
                         reference to Exhibit 21.1 of the Registration Statement on Form SB-2, File No. 333-73385)

(b) No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2000.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HCNB Bancorp, Inc.
                                              ----------------------------------
                                              (Registrant)
-
                                         By:  /s/ Michael J. Burke
                                              ----------------------------------
                                              Michael J. Burke.
                                              Chairman of the Board/President


Date:  March 27, 2001

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

       Signature                        Title                          Date
       ---------                        -----                          ----

/s/ Michael J. Burke        Chairman of the Board/President       March 27, 2001
-----------------------     (Principal Executive Officer)
Michael J. Burke

/s/ Chi Ping Chow           Director                              March 27, 2001
-----------------------
Chi Ping Chow

/s/ Harvey S. Fenster       Director                              March 27, 2001
-----------------------
Harvey S. Fenster

/s/ Wayne A. Harrison       Director                              March 27, 2001
-----------------------
Wayne A. Harrison

/s/ Li-Min Lee              Director/Treasurer                    March 27, 2001
-----------------------     (Principal Financial Officer and
Li-Min Lee                  Principal Accounting Officer)


/s/ William J. Olsen        Director/Vice President               March 27, 2001
-----------------------
William J. Olsen

/s/ Robert K. Wang          Director                              March 27, 2001
-----------------------
Robert K. Wang

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
         PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING
                                     ISSUERS


HCNB Bancorp, Inc. has not sent and will not send to its security holders an annual report other than this Annual Report on Form 10-KSB. HCNB Bancorp, Inc. intends to provide proxy materials to its security holders on or about April 23, 2001. A copy of such materials will be furnished to the Securities and Exchange Commission for its information, and HCNB Bancorp, Inc. understands that such materials will not be considered to be filed or subject to the liabilities of
Section 18 of the Exchange Act.