Form 10-Q
period 2001-03-31
HCNB BANCORP INC
filed 2001-05-15
CIK 1078676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________



                        Commission file number: 333-73385



                               HCNB Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)

                 Maryland                                  52-2083046
    (State or other  jurisdiction of                     (IRS Employer
     incorporation  or organization)                   Identification No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of April 30, 2001, 700,213 shares of the small business issuer's common stock, par value of $.01 per share, were issued and outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [    ]   No [ x ]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        HCNB BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                     March 31,          December 31,
                                                                       2001                 2000
                                                                   ------------         ------------
                                                                    (unaudited)           (audited)
                                     ASSETS
Cash and cash equivalents:
     On-hand and due from banks                                    $    587,822         $    997,669
     Federal Funds sold                                               5,390,443            5,276,180
Investment securities, held to maturity                               2,103,743            1,600,575
Loans receivable (net of allowance for credit
     losses of $412,650 and $18,858, and deferred loan fees
     of $18,531 and $00)                                             10,234,920            8,634,181
Investment in Federal Reserve Board stock, at cost                      180,000              180,000
Accrued interest receivable                                              86,498              125,696
Property and equipment, net                                             424,886              435,074
Other assets, net                                                       129,768               83,433
                                                                   ------------         ------------

         Total assets                                              $ 19,138,080         $ 17,332,808
                                                                   ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Deposits
         Non-interest bearing                                      $  1,695,872         $    840,859
         Interest bearing                                            12,383,240           11,214,242
     Accounts payable and accrued expenses                               32,425              133,765
                                                                   ------------         ------------

         Total liabilities                                           14,111,537           12,188,866

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.01 per share,
         1,000,000 shares authorized, 0 shares
         issued and outstanding                                            --                   --
     Common stock, par value $0.01 per share,
         9,000,000 shares authorized, 700,213 shares
         issued and outstanding                                           7,002                7,002
     Additional paid-in capital                                       6,995,128            6,995,128
     Accumulated deficit                                             (1,975,587)          (1,858,188)
                                                                   ------------         ------------

         Total stockholders' equity                                   5,026,543            5,143,942

         Total liabilities and stockholders' equity                $ 19,138,080         $ 17,332,808
                                                                   ============         ============

See accompanying notes to consolidated financial statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)

                                                      Three months ended March 31,
                                                        2001              2000
                                                     ---------         ---------
INTEREST INCOME
     Interest income on loans                        $ 258,839         $  20,249
     Interest income on investment securities          105,511            97,095
                                                     ---------         ---------
         Total interest income                         364,350           117,344

INTEREST EXPENSE ON DEPOSITS                           163,134            21,946
                                                     ---------         ---------
         Net interest income                           201,216            95,398

PROVISION FOR LOAN LOSSES                                    0            18,858
                                                     ---------         ---------
         Net interest income after
           provision for loan losses                   201,216            76,540

SERVICE FEES AND CHARGES                                 6,243             2,591
                                                     ---------         ---------
         Net interest income after service             207,459            79,131
           fees and charges

OTHER OPERATING EXPENSES
      Salaries and benefits                            150,494           132,198
     Depreciation and amortization                      12,283            11,353
     Occupancy expense, data processing
        and supplies                                    65,937            50,058
     Marketing                                           6,577            12,270
     Professional fees                                  70,082            61,356
     Other operating expenses                           19,485            19,410
                                                     ---------         ---------
         Total other operating expenses                324,858           286,645
                                                     ---------         ---------
         Loss before provision for
           income taxes                               (117,399)         (207,514)

PROVISION FOR INCOME TAXES                                   0                 0
                                                     ---------         ---------

Net Loss                                             $(117,399)        $(207,514)
                                                     =========         =========

NET LOSS PER SHARE -
       BOTH BASIC AND DILUTED                        $    .168         $    .297

WEIGHTED AVERAGE SHARES
       OUTSTANDING                                     700,213           700,213

See accompanying notes to consolidated financial statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)

                                                              2001                2000
                                                          -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Cash Inflows
     Interest income                                      $   403,548         $   115,180
     Fees and service charges                                   6,243               2,591
                                                          -----------         -----------
                                                              409,791             117,771
Cash Outflows
     General and administrative expenses                      459,242             265,954
     Interest on deposits                                     164,142              18,336
                                                          -----------         -----------
                                                              623,384             284,290
                                                          -----------         -----------
         Net cash used in operating activities               (213,593)           (166,519)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Inflows
     Loan principal repayments                                158,808                   0

Cash Outflows
     Purchase of securities held to maturity                 (503,168)         (1,266,764)
     Loan disbursements                                    (1,759,547)         (1,497,320)
     Purchase of property and equipment                        (2,095)            (16,446)
                                                          -----------         -----------
                                                           (2,264,810)         (2,780,530)
                                                          -----------         -----------
         Net cash used in investing activities             (2,106,002)         (2,780,530)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Inflows
     Net increase in deposits                               2,024,011           2,810,697
                                                          -----------         -----------
         Net cash provided by financing activities          2,024,011           2,810,697
                                                          -----------         -----------

Net decrease in cash and cash equivalents                    (295,584)           (136,352)

Cash and cash equivalents, beginning of period              6,273,849           2,340,296
                                                          -----------         -----------
Cash and cash equivalents, end of period                  $ 5,978,265         $ 2,203,944
                                                          ===========         ===========

See accompanying notes to consolidated financial statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)

                                                                   2001             2000
                                                                ---------         ---------
Reconciliation of net income to net cash
  provided by operating activities
         Net loss                                               $(117,399)        $(207,514)
         Adjustments to reconcile net loss to
           net cash from operating activities
                  Provision for loan losses                             0            18,858
                  Depreciation and amortization                    12,283            11,353
         Effects of changes in operating assets
           and liabilities
                  Accrued interest receivable                      39,198            (2,164)
                  Other assets                                    (46,335)           (1,226)
                  Accounts payable and other liabilities         (101,340)           14,174
                                                                ---------         ---------

Net cash used in operating activities                           $(213,593)        $(166,519)
                                                                =========         =========

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


2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the activity of HCNB Bancorp, Inc. and its wholly owned subsidiary, Harbor Capital National Bank. All intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements for March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report to Stockholders on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of March 31, 2001 and the results of its operations for the three month periods ended March 31, 2001 and 2000 and the cash flows for the three month periods ended March 31, 2001 and 2000. The results of interim periods are not necessarily indicative of the results expected for the full fiscal year.


3.   RELATED PARTY TRANSACTIONS

The officers and directors of the Company and the Bank have deposits in the Bank approximating $2,745,300 at March 31, 2001.

The officers and directors of the Company and the Bank have loans due to the Bank approximating $254,500 at March 31, 2001. All loans made to officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of March 31, 2001 that the Bank meets all capital adequacy requirements to which it is subject.

The Bank has been categorized under the regulatory framework for prompt corrective action as "well capitalized". To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of HCNB Bancorp, Inc. ("Company") and Harbor Capital
National Bank ("Bank") as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000.

Some of the information in this discussion and analysis includes "forward looking statements". These statements use words such as "may", "will", "expect", "anticipate", "plan", "estimate" or similar words, and they discuss our future expectations, projections of financial results or strategies that are subject to risks and uncertainties. When you read a forward-looking statement, you should keep in mind the risk factors set forth in our Annual Report to Stockholders on Form 10-KSB for the year ended December 31, 2000. Our actual results and the actual outcome of our expectations and strategies could be different from what have been described in this report because of these risks and uncertainties.


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


Financial Condition
As of March 31, 2001, assets were $19,138,080. This represents a growth of $1,805,272 or 10.42% since December 31, 2000. Deposits at March 31, 2001 were $14,079,112, an increase since year-end 2000 of $2,024,011 or 16.79%. Net loans outstanding at March 31, 2001 were $10,234,920 as compared to $8,634,181at December 31, 2000, which reflects as increase of 18.54%. This growth in business activity was mostly attributable to increased calling activities within the Bank's market area. In addition, management has set the interest rates paid on deposits to be competitive in the market and has seen an increase in the business development activities of its directors and officers. The Bank has no brokered funds.

As of March 31, 2001, loans (net of an allowance for loan losses and deferred loan fees) totaled $10,234,920, the majority of which were commercial and commercial real estate loans. However, the Bank has developed a growing niche in home equity lending. The growth in the portfolio, 18.54% since December 31, 2000, is also the result of increased business development activities within the Bank's market area.

Funds not extended in loans are held in the investment portfolio, which includes Federal funds sold. At March 31, 2001, the Bank had investment securities totaling $2,103,743 which were short-term obligations of government agencies and were all held to maturity. Federal funds sold totaled $5,390,443 and other investments included Federal Reserve Bank stock and a $100,000 certificate of deposit.

Total capital at March 31, 2001 was $5,026,543. Management believes this capital will be adequate to fund the Company's and Bank's operations for the next twelve-month period.


Results of Operations
On a consolidated basis, the Company recorded a net loss of $117,399 for the three-month period ended March 31, 2001. This compares to a net loss of $207,514 for the three-month period ended March 31, 2000. The reduction is due mostly to growth realized by the Bank and an increase in net interest margin which provided a greater coverage of overhead expenses.

Operating results for the year ending December 31, 2001 are projected to reflect losses as loan and deposit growth is not expected to be produce net interest income sufficient to cover operating expenses, however it is expected that the Bank will continue to reduce its losses in subsequent periods.


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

The net interest income for the three-month period ended March 31, 2001 was $201,216, as compared to $95,398 for the same period in 2000. Most of the growth came as a result of an increase in the loan portfolio whereby interest on loans totaled $258,839 for the three months ended March 31, 2001, as compared to $20,249 for the three months ended March 31, 2000.

Growth in the loan portfolio resulted in greater contributions to interest income in the first quarter of 2001, because the yields on loans are normally 3% to 5% higher than yields on investment securities. At March 31, 2001, the weighted average yield on the loan portfolio was 9.43%; the weighted average yield on the investment portfolio was 5.04%.

The Bank is located in a competitive environment and the rates of interest paid on its deposits are somewhat driven by those paid by other depository institutions. Management has taken a position to be competitive within the market, normally placing the Bank in the upper one-quarter of those depository institutions competing with it for deposits, however the Bank has chosen not to aggressively compete for jumbo certificates of deposits which are highly rate sensitive. At March 31, 2001, the Bank's weighted average cost of deposits was 4.64%. It is anticipated that both the volume of deposits and the interest expense will increase during the next twelve-month period based upon increased marketing activities.


Allowance and Provision for Credit Losses
The provision for credit losses represents an expense to fund the allowance for credit losses. These funds are set aside in anticipation of potential of credit losses in the current loan portfolio. The amount allocated is based on many factors which are considered in management's assessment of the loan portfolio. These factors are generally defined by regulatory directives and include lending policies and procedures, local economic and business conditions, the nature and volume of the loan portfolio, the Bank's lending management and staff, past-due history, the Bank's loan review system, concentrations of credit and external factors which may adversely affect the credit risk of the loan portfolio. In addition to the overall analysis of the portfolio, management evaluates every major credit and may assign a risk adjustment, based upon the specific credit.

Based upon management's analysis of the loan portfolio as of March 31, 2001, management did not increase the provision for loan and lease losses. As of March 31, 2001, the provision for credit losses totaled $412,650. This amount was deemed adequate by management and the Board of Directors based upon the analysis methodology used by the Bank and as suggested by regulatory directives. At March 31, 2001, the provision for credit losses was 3.87% of total loans outstanding.

The level of the Provision for Credit Losses reflects a higher than normal risk exposure. This exposure is mostly due to loan underwriting and structure issues as well as credit administration concerns. Management is committed to improving its lending practices and operations. Two lending professionals with extensive backgrounds in community bank lending and the local markets have been employed and are beginning to address the regulatory concerns.

Non-Interest Income
Non-interest income is primarily deposit account service charges and fees for ancillary services such as ATM access and safe deposit rentals. For the three-month period ended March 31, 2001, the Bank realized non-interest income in the amount of $6,243. This compares to $2,591 realized in the first quarter of 2000. These fees are volume driven, based mostly on the deposit customer base and should increase as the customer base increases. The Bank has seen increased use of its automated teller machine especially by consumers holding debit/ATM cards issued by other financial institutions.


Non-Interest Expense
Non-interest expense for the three-month periods ended March 31, 2001 and 2000 were $324,858 and $286,645. The largest portion of these operating expenses was salaries and employee benefits. For the three-month period ended March 31, 2001, $150,494 was salary and employee benefits expenses. This represents 46% of all other operating expenses.

It is anticipated that operating expenses will increase but it is also anticipated that net interest income will increase in subsequent periods.

Liquidity and Capital Resources
Stockholders' equity at March 31, 2001 was $5,026,543 compared to $5,143,942 at December 31, 2000. The decline in stockholders' equity is due mostly to the operating results of the Bank. No cash dividends have been declared by the Company since its inception.

Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution's assets. Banks and bank holding companies are required to maintain capital levels based on their "risk adjusted" assets so that categories of assets with higher "defined" credit risks will require more capital support that assets with lower risks. The Bank has exceeded its capital adequacy requirements to date and is considered to be "well capitalized", under regulatory standards.

The Bank's liquidity is provided by its cash and cash equivalents, which are its cash on hand and on deposit with other financial institutions and its federal funds sold. The levels of such assets are dependent upon the Bank's operating, financing and investment activities at any given time. Variations in levels of cash and cash equivalents are mostly influenced by deposit flows and loan activity. At March 31, 2001, the Bank held cash and cash equivalents totaling $587,822 and Federal funds sold of $5,390,443. Management believes that this liquidity level is adequate to meet the anticipated needs of the Bank.

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

          (d)  Not applicable


Item 3    Defaults Upon Senior Securities

               Not Applicable


Item 4    Submission of Matters to a Vote of Security Holders

               None


Item 5    Other Information

          On March 8, 2001, the Bank entered into a Memorandum of Understanding ("Memorandum") with the Office of the Comptroller of the Currency, the Bank's primary regulator, as a result of the OCC's examination of the Bank in December, 2000. The Memorandum is an informal agreement with the OCC that is not enforceable by the OCC; entry into the Memorandum was a voluntary act by the Bank. The Bank agreed, among other things, to take the following actions:
          o    Retain a senior lending officer with appropriate qualifications;
          o Review and revise the Bank's loan policy, so that the policy more clearly identifies acceptable levels of risk, administrative responsibilities and acceptable underwriting and documentation standards;
          o Correct certain credit and collateral exceptions on loans that have such deficiencies, and make future grants, extensions, renewals or restructuring of credit only after a formal credit analysis is performed and all necessary credit information is obtained;
          o Retain an independent person or firm to perform on-going loan review and develop a loan review system that will contain certain information requested by the OCC; and,
          o Develop and adhere to written programs, including an asset diversification program, a program regarding maintenance of an adequate allowance for loan and lease losses, a program to improve construction loan underwriting standards and a consumer compliance program.

          The Bank has established a Compliance Committee of the Board of Directors to address the issues in the Memorandum, to ensure the compliance of all regulatory issues and to report findings to the OCC on a quarterly basis. Management is committed to complying with the terms of the Memorandum as quickly as possible.

          The Bank has retained an experienced community bank lender to serve as its Senior Lending Officer and as an executive officer of the Bank subject to approval of the OCC. This individual does have sufficient authority to ensure the Bank's compliance with the Memorandum of Understanding and the safe and sound operation of the Bank's lending function. As is required by regulation, this individual's background and experience in light of the executive management position held in a de novo bank and the requirements of the Memorandum of Understanding are being evaluated by the Bank's primary regulator, The Office of the Comptroller of the Currency.

          The Bank's new Senior Lending Officer is actively involved in a review of the Bank's lending policies and practices and will make recommendations to specifically address the regulatory concerns expressed in the Report of Examination and Memorandum and to effectively manage the risks associated with the extensions of credit.

          The Bank has retained an outside vendor to provide loan review services, as is required by the Memorandum, and the formal external loan review process has begun.

          An Allowance for Loan and Lease Losses Program was developed and approved by the Board of Directors of the Bank in April, as was a Consumer Compliance Program


Item 6    Exhibits

          (a) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HCNB Bancorp, Inc.
                                            (Registrant)

Date
     --------------------------             ------------------------------------
                                            Michael J. Burke, Chairman/President
                                            (Principal Executive Officer)

Date
     --------------------------             ------------------------------------
                                            Li-Min Lee, Treasurer
                                            (Principal Accounting and
                                            Financial Officer)