Form 10QSB
period 2001-06-30
HCNB BANCORP INC
filed 2001-08-14
CIK 1078676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________



                        Commission file number: 333-73385



                               HCNB Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)

             Maryland                                    52-2083046
(State or other  jurisdiction of                (IRS Employer Identification
 incorporation  or organization)                            No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of June 30, 2001, 700,213 shares of the small business issuer's common stock, par value of $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [    ]   No [ x ]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        HCNB BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                       June 30,         December 31,
                                                                         2001                2000
                                                                    ------------         ------------
                                                                         (unaudited)       (audited)
                                     ASSETS
Cash and cash equivalents:
     On-hand and due from banks                                     $    997,992         $    997,669
     Federal Funds sold                                                8,261,458            5,276,180
Investment securities, held to maturity                                3,109,850            1,600,575
Loans receivable (net of allowance for credit
     losses of $412,650 and $412,650, and deferred loan fees
     of $16,762 and $15,566)                                           9,560,388            8,634,181
Investment in Federal Reserve Board stock, at cost                       180,000              180,000
Accrued interest receivable                                              103,091              125,696
Property and equipment, net                                              464,418              435,074
Other assets, net                                                         93,640               83,433
                                                                    ------------         ------------

         Total assets                                               $ 22,770,837         $ 17,332,808
                                                                    ------------         ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Deposits
         Non-interest bearing                                       $  2,440,518         $    840,859
         Interest bearing                                             15,398,780           11,214,242
     Accounts payable and accrued expenses                                96,060              133,765
                                                                    ------------         ------------

         Total liabilities                                            17,935,358           12,188,866
                                                                    ------------         ------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.01 per share,
         1,000,000 shares authorized, 0 shares
         issued and outstanding                                               --                   --
     Common stock, par value $0.01 per share,
         9,000,000 shares authorized, 700,213 shares
         issued and outstanding                                            7,002                7,002
     Additional paid-in capital                                        6,995,128            6,995,128
     Accumulated deficit                                              (2,166,651)          (1,858,188)
                                                                    ------------         ------------

         Total stockholders' equity                                    4,835,479            5,143,942
                                                                    ------------         ------------

         Total liabilities and stockholders' equity                 $ 22,770,837         $ 17,332,808
                                                                    ------------         ------------


See accompanying notes to consolidated financial statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)

                                                      Six months ended June 30,           Three  month  ended June 30,
                                                       2001              2000               2001             2000
                                                     ---------         ---------         ---------         ---------
INTEREST INCOME
     Interest income on loans                        $ 494,416         $ 103,124         $ 235,577            82,875
     Interest income on investment securities          211,732           215,878           106,221           118,783
                                                     ---------         ---------         ---------         ---------
         Total interest income                         706,148           319,002           341,798           201,658

INTEREST EXPENSE ON DEPOSITS                           332,673            72,923           169,539            50,977
                                                     ---------         ---------         ---------         ---------
         Net interest income                           373,475           246,079           172,259           150,681

PROVISION FOR LOAN LOSSES                                    0            56,154                 0            37,296
                                                     ---------         ---------         ---------         ---------
         Net interest income after
           provision for loan losses                   373,475           189,925           172,259           113,385

SERVICE FEES AND CHARGES                                12,103             6,711             5,860             4,120
                                                     ---------         ---------         ---------         ---------
         Net interest income with service
           fees and charges                            385,578           196,636           178,119           117,505
                                                     ---------         ---------         ---------         ---------



OTHER OPERATING EXPENSES
      Salaries and benefits                            330,299           288,864           179,805           156,666
     Depreciation and amortization                      26,524            23,331            14,241            11,978
     Occupancy expense, data processing
        and supplies                                   126,436           105,100            60,499            55,042
     Marketing                                          14,168            25,194             7,591            12,924
     Professional fees                                 150,223           107,831            80,141            46,475
     Other operating expenses                           46,372            62,035            26,887            42,625
                                                     ---------         ---------         ---------         ---------
         Total other operating expenses                694,022           612,355           369,164           325,710
                                                     ---------         ---------         ---------         ---------
         Loss before provision for
           income taxes                               (308,444)         (415,719)         (191,045)         (208,205)

PROVISION FOR INCOME TAXES                                   0                 0                 0                 0
                                                     ---------         ---------         ---------         ---------

Net Loss                                             $(308,444)        $(415,719)        $(191,045)        $(208.205)
                                                     ---------         ---------         ---------         ---------

NET LOSS PER SHARE -
       BOTH BASIC AND DILUTED                        ($   .441)        ($   .594)        ($   .273)        ($   .297)

WEIGHTED AVERAGE SHARES
       OUTSTANDING                                     700,213                             700,213

See accompanying notes to consolidated financial statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)

                                                                   2001                2000
                                                               -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Cash Inflows
     Interest income                                           $   706,149         $   319,002
     Fees and service charges                                       12,103               6,711
                                                               -----------         -----------
                                                                   718,252             325,713
Cash Outflows
     General and administrative expenses                           694,022             612,355
     Interest on deposits                                          332,673              72,923
     Change in accrued interest receivable                         (22,605)             18,633
     Decrease in other assets                                       10,208              77,767
     Decrease in accounts payable and other liabilities             37,725               5,219
                                                               -----------         -----------
                                                                 1,052,023             786,897
                                                               -----------         -----------
         Net cash used in operating activities                    (337,771)           (461,184)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Inflows
      Securities held to maturity                                                    2,998,081
      Depreciation and amortization                                 26,281              23,331
Cash Outflows
     Purchase of securities held to maturity                    (1,509,275)                  0
     Net Loan disbursements                                       (926,207)         (4,876,396)
     Purchase of property and equipment                            (55,624)            (24,693)
                                                               -----------         -----------

         Net cash used in investing activities                  (2,464,825)         (1,879,677)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Inflows
     Net increase in deposits                                    5,784,197           5,296,746
                                                               -----------         -----------
         Net cash provided by financing activities               5,784,197           5,296,746
                                                               -----------         -----------

Net decrease in cash and cash equivalents                        2,985,601           2,955,885

Cash and cash equivalents, beginning of period                   6,273,849           2,340,296
                                                               -----------         -----------
Cash and cash equivalents, end of period                       $ 9,259,450         $ 5,296,181



See accompanying notes to consolidated financial statements.

                        HCNB BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)

                                                                   2001              2000
                                                                ---------         ---------

Reconciliation of net income to net cash
  provided by operating activities
         Net loss                                               $(308,444)        $(415,719)
         Adjustments to reconcile net loss to
           net cash from operating activities
                  Provision for loan losses                             0            56,154
                  Depreciation and amortization                    26,524            23,331
         Effects of changes in operating assets
           and liabilities
                  Accrued interest receivable                      22,605           (18,633)
                  Other assets                                    (10,208)          (77,767)
                  Accounts payable and other liabilities          (37,725)           (5,219)
                                                                ---------         ---------

Net cash used in operating activities                           $(307,248)        $(437,853)
                                                                ---------         ---------


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

The accompanying consolidated financial statements for June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report to Stockholders on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the three and six month periods ended June 30, 2001 and 2000 and the cash flows for the six month periods ended June 30, 2001 and 2000. The results of interim periods are not necessarily indicative of the results expected for the full fiscal year.


3.       RELATED PARTY TRANSACTIONS

The officers and directors of the Company and the Bank have deposits in the Bank approximating $2,169,298 at June 30, 2001.

The officers and directors of the Company and the Bank have loans due to the Bank approximating $657,408 at June 30, 2001. All loans made to officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of June 30, 2001 that the Bank meets all capital adequacy requirements to which it is subject.

The Bank has been categorized under the regulatory framework for prompt corrective action as "well capitalized". To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.


5.       INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by SFAS No. 119, "Accounting for Income Taxes". Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and are measured at the enacted rates that will be in effect when the differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of HCNB Bancorp, Inc. ("Company") and Harbor Capital National Bank ("Bank") as of June 30, 2001 and for the three month and six month periods ended June 30, 2001 and 2000.

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


Financial Condition
As of June 30, 2001, assets were $22,770,837. This represents a growth of $5,438,029 or 31.37% since December 31, 2000. Deposits at June 30, 2001 were $17,839,298, an increase since year-end 2000 of $5,784,197 or 47.98%. Net loans outstanding at June 30, 2001 were $9,560,388 as compared to $8,634,181at December 31, 2000, which reflects as increase of 10.73%. This growth in business activity was mostly attributable to increased calling activities within the Bank's market area. In addition, the Bank has developed a growing niche in home equity lending. Management has set the interest rates paid on deposits to be competitive in the market and has seen an increase in the business development activities of its directors and officers. The Bank has no brokered funds.


Funds not extended in loans are held in the investment portfolio and Federal funds sold. At June 30, 2001, the Bank had investment securities totaling $3,109,850 which were short-term obligations of government agencies and a $100,000 certificate of deposit which are all held to maturity. Federal funds sold totaled $8,261,458 and other investments included Federal Reserve Bank stock. Since the rate of return on Federal Funds has declined due to actions by the Federal Reserve, the Bank has decided to invest more of its short-term funds into investment securities. The investment portfolio increased from $1,600,575 at the start of the year to $3,109,850 as of June 30, 2001. The Bank anticipates this action will increase its yield above the Federal Funds rate by over 100 bases points. The bank plans to continue to increase its investment portfolio for the balance of the year. The increase in deposits is the direct result of an increase marketing campaigns target to the Rockville Chinese American Community. The success of this marketing program has been to increase the amount of certificate of deposit under $100,000.

Total capital at June 30, 2001 was $4,835,479. Management believes this capital will be adequate to fund the Company and Bank's operations.

Results of Operations
On a consolidated basis for the three and six month periods ended June 30, 2001, the Company recorded a net loss of $191,045 and $308,444 respectively. This compares to a net loss of $208,205 and $415,719 for the three and six-month periods ended June 30, 2000. The reduction is due mostly to growth realized by the bank which provided a greater coverage of overhead expenses.

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

The net interest income after provision for loan loses for the three-month and six-month periods ended June 30, 2001 was $172,259 and $373,475 as compared to $113,385 and $189,925 for the same period in 2000. Most of the growth came as a result of an increase in the loan portfolio whereby interest on loans totaled $235,577 and $494,416 for the three and six-month periods ended June 30, 2001. This compares to $82,875 and $103,124 for the three and six-month periods ended June 30, 2000.

Growth in the loan portfolio resulted in greater contributions to interest income in the second quarter of 2001, because the yields on loans are normally 2% to 5% higher than yields on investment securities. At June 30, 2001, the six month weighted average yield on the loan portfolio was 9.52%; the six month weighted average yield on the investment portfolio was 5.04%.

The Bank is located in a competitive environment and the rates of interest paid on its deposits are somewhat driven by those paid by other depository institutions. Management has taken a position to be competitive within the market, normally placing the Bank in the upper one-quarter of those depository institutions competing with it for deposits, however the Bank has chosen not to aggressively compete for jumbo certificates of deposits which are highly rate sensitive. At June 30, 2001, the Bank's weighted average cost of deposits was 4.16%. It is anticipated that both the volume of deposits and the interest expense will increase during the next twelve-month period based upon increased marketing activities.


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

Based upon management's analysis of the loan portfolio as of June 30, 2001, management did not increase the provision for loan and lease losses. As of June 30, 2001, the provision for credit losses totaled $412,650. This amount was deemed adequate by management and the Board of Directors based upon the analysis methodology used by the Bank and as suggested by regulatory directives. At June 30, 2001, the provision for credit losses was 4.14% of total loans outstanding. Through June 30, 2001, no loans have been charges off. The number and amount of overdue loans is not considered significant.

The level of the provision for credit losses reflects a higher than normal risk exposure. This exposure is mostly due to loan underwriting and structure issues as well as credit administration concerns. Management is committed to improving its lending practices and operations. During the second quarter, two lending professionals with extensive backgrounds in community bank lending and the local markets have been employed and are addressing the regulatory concerns.

Non-Interest Income
Non-interest income is primarily deposit account service charges and fees for ancillary services such as ATM access and safe deposit rentals. For the three and six month periods ended June 30, 2001, the Bank realized non-interest income in the amount of $5,860 and $12,103. This compares to $4,120 and $6,711 for the three and six month periods realized in the second quarter of 2000. These fees are volume driven, based mostly on the deposit customer base and should increase as the customer base increases. The Bank has seen increased use of its automated teller machine especially by consumers holding debit/ATM cards issued by other financial institutions.


Non-Interest Expense
Non-interest expense for the three and six month periods ended June 30, 2001 were $369,164 and $694,022. This compares to $325,710 and $612,355 for the corresponding second quarter periods of 2000. The largest portion of these operating expenses was salaries and employee benefits. For the three and six month periods ended June 30, 2001, the salary and employee benefits expenses are $179,805 and $330,299. This represents 49% and 48% of all other operating expenses. For the three and six month periods ending June 30, 2000, the salary and employee benefits expenses were $156,666 and $288,864. This represents 48% and 47% of all other operating expenses.

It is anticipated that operating expenses will increase but it is also anticipated that net interest income will increase in subsequent periods.

Liquidity and Capital Resources
Stockholders' equity at June 30, 2001 was $4,835,479 compared to $5,143,942 at December 31, 2000. The decline in stockholders' equity is due mostly to the operating results of the Bank. No cash dividends have been declared by the Company since its inception.

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

The Bank's liquidity is provided by its cash and cash equivalents, which are its cash on hand and on deposit with other financial institutions and its federal funds sold. The levels of such assets are dependent upon the Bank's operating, financing and investment activities at any given time. Variations in levels of cash and cash equivalents are mostly influenced by deposit flows and loan activity. At June 30, 2001, the Bank held cash and cash equivalents totaling $997,992 and Federal funds sold of $8,261,458. Management believes that this liquidity level is adequate to meet the anticipated needs of the Bank.

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

          (d)       Not applicable


Item 3    Defaults Upon Senior Securities

                    Not Applicable


Item 4    Submission of Matters to a Vote of Security Holders

          The Annual Meeting of the stockholders of HCNB Bancorp, Inc, a Maryland Corporation, was held on May 23, 2001 at 4:00 p.m. at the Manor Country Club, Rockville, Maryland to consider and vote upon:

          1. The election of Class A Directors to serve for a period of three years:

              Name                           For               Withheld
              Michael J. Burke               340,191           184,522
              Li-Min Lee                     435,008             89,705
              William J. Olsen               351,558           173,125

              The election of Class B Director to serve for a period of two years

              Name                           For               Withheld
              Marc L. Meisel                 503,813             20,900
              James F. Whalen                503,480             21,233

              The election of Class C Director to serve for a period of one year

              Name                           For               Withheld
              Edward R. Kuan                 510,313             14,400



          2. A proposal to ratify the selection of Rowles and Company, LLP to serve as the company's and Banks independent certified public accountants for the 2001 fiscal year.

                                             For               Withheld
                                             468,663             96,050

          3. To approve the HCNB Bancorp, Inc stock plan for non-employee directors.

                                             For               Withheld
                                             355,191           169,522



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

          The Bank has established a Compliance Committee of the Board of Directors to address the issues in the Memorandum, to ensure the compliance of all regulatory issues and to report findings to the Board of Directors on a quarterly basis. Management is committed to complying with the terms of the Memorandum as quickly as possible.

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

          The Bank's Senior Lending Officer is actively involved in a review of the Bank's lending policies and practices and has made recommendations to specifically address the regulatory concerns expressed in the Report of Examination and Memorandum and to effectively manage the risks associated with the extensions of credit.

          The Bank has retained an outside vendor to provide loan review services, as is required by the Memorandum, and the formal external loan review process has begun.

          An Allowance for Loan and Lease Losses Program was developed and approved by the Board of Directors of the Bank in April, as was a Consumer Compliance Program


Item 6    Exhibits

          (a) None

          (b) 1) On April 19, 2001, the Company filed a current report on Form 8-K under item 4, announcing that Jameson & Associates, P.A. notified the Audit Committee of its decision to resign as the Company's independent public accountant.

              2) On April 24, 2001 the Company filed amendment number 1 to the current report on Form 8-K originally filed on April 19, 2001. Under Item 7, the Company filed Exhibit number 16 which was a letter from Jameson & Associates, P.A. to the Securities and Exchange Commission confirming the statements made in the Form 8-K filed on April 19, 2001.

              3) On May 17, 2001, the Company filed amendment number 2 to the current report 8-K originally filed on April 19, 2001. Under Item 4 , the Company announced that effective April 25, 2001, the Company had engaged the firm of Rowles & Company, LLP to serve as its' independent public accountants and to audit the Company's financial statements for the year ending December 31, 2001.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HCNB Bancorp, Inc.
                                            (Registrant)

Date August 14, 2001                        /s/ Michael J. Burke
     ----------------------------           -----------------------------------
                                            Michael J. Burke, Chairman/President
                                           (Principal Executive Officer)

Date August 14, 2001                        /s/ Li-Min Lee
     ----------------------------           -----------------------------------
                                            Li-Min Lee, Treasurer
                                            (Principal Accounting and
                                            Financial Officer)