Form 10QSB
period 2001-09-30
HCNB BANCORP INC
filed 2001-11-14
CIK 1078676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

                For the quarterly period ended September 30, 2001


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of September 30, 2001, 700,213 shares of the small business issuer's common stock, par value of $.01 per share, were issued and outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [    ]   No [ x ]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     HCNB BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                      September 30,           December 31,
                                                                           2001                  2000
                                                                      ------------           ------------
                                                                      (unaudited)              (audited)
                                     ASSETS
Cash and cash equivalents:
     On-hand and due from banks                                       $  1,345,631           $    997,669
     Federal Funds sold                                                  6,835,715              5,276,180
Investment securities, held to maturity                                  6,854,975              1,600,575
Loans receivable (net of allowance for credit
     losses of $368,405 and $412,650, and deferred loan fees
     of $22,977 and $15,566)                                            11,992,821              8,634,181
Investment in Federal Reserve Bank stock, at cost                          180,000                180,000
Accrued interest receivable                                                120,567                125,696
Property and equipment, net                                                461,667                435,074
Other assets, net                                                          161,448                 83,433
                                                                      ------------           ------------

         Total assets                                                 $ 27,952,824           $ 17,332,808
                                                                      ------------           ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Deposits
         Non-interest bearing                                         $  2,431,334           $    840,859
         Interest bearing                                               20,711,739             11,214,242
     Accounts payable and accrued expenses                                 155,418                133,765
                                                                      ------------           ------------

         Total liabilities                                              23,298,491             12,188,866
                                                                      ------------           ------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.01 per share,
         1,000,000 shares authorized, 0 shares
         issued and outstanding                                               --                     --
     Common stock, par value $0.01 per share,
         9,000,000 shares authorized, 700,213 shares
         issued and outstanding                                              7,002                  7,002
     Additional paid-in capital                                          6,995,128              6,995,128
     Accumulated deficit                                                (2,347,797)            (1,858,188)
                                                                      ------------           ------------

         Total stockholders' equity                                      4,654,333              5,143,942
                                                                      ------------           ------------

         Total liabilities and stockholders' equity                   $ 27,952,824           $ 17,332,808
                                                                      ============           ============

See accompanying notes to consolidated financial statements.

                                                    2

                                                  HCNB BANCORP, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                                             (unaudited)

                                                       Nine months ended September 30,           Three months ended September 30,
                                                         2001                  2000                   2001                2000
                                                      -----------           -----------           -----------           -----------
INTEREST INCOME
     Interest income on loans                         $   749,642           $   276,495           $   255,226           $   173,371
     Interest income on investment securities             343,459               314,667               131,727                98,789
                                                      -----------           -----------           -----------           -----------
         Total interest income                          1,093,101               591,162               386,953               272,160

INTEREST EXPENSE ON DEPOSITS                              536,146               147,879               203,473                74,956
                                                      -----------           -----------           -----------           -----------
         Net interest income                              556,955               443,283               183,480               197,204

PROVISION FOR CREDIT LOSSES                                     0                90,705                     0                34,551
                                                      -----------           -----------           -----------           -----------
         Net interest income after
           provision for credit losses                    556,955               352,578               183,480               162,653


SERVICE FEES AND CHARGES                                   17,642                13,368                 5,539                 6,657
                                                      -----------           -----------           -----------           -----------
         Net interest income with service                 574,597               365,946               189,019               169,310
                                                      -----------           -----------           -----------           -----------
           fees and charges

OTHER OPERATING EXPENSES
      Salaries and benefits                               512,780               429,907               182,482               141,043
     Depreciation and amortization                         41,605                32,025                15,324                 8,694
     Occupancy expense, data processing
        and supplies                                      185,164               153,191                61,788
                                                                                                                             48,091
     Marketing                                             20,620                30,034                 6,451                 4,840
     Professional fees                                    213,692               153,352                68,420                45,521
     Other operating expenses                              90,325                91,880                35,699                29,845
                                                      -----------           -----------           -----------           -----------
         Total other operating expenses                 1,064,186               890,389               370,164               278,034
                                                      -----------           -----------           -----------           -----------
         Loss before provision for
           income taxes                                  (489,589)             (524,443)             (181,145)             (108,724)

PROVISION FOR INCOME TAXES                                      0                     0                     0                     0
                                                      -----------           -----------           -----------           -----------

Net Loss                                              $  (489,589)          $  (524,443)          $  (181,145)          $  (108.724)
                                                      -----------           -----------           -----------           -----------

NET LOSS PER SHARE -
       BOTH BASIC AND DILUTED                         ($     .699)          ($     .749)          ($     .259)          ($     .156)

WEIGHTED AVERAGE SHARES
       OUTSTANDING                                                   700,213                                  700,213

See accompanying notes to consolidated financial statements.

                                                                 3

                                   HCNB BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                              (unaudited)

                                                                       2001                   2000
                                                                  ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Interest income                                              $  1,098,230           $    536,429
     Fees and service charges                                           17,642                 13,368
     Cash paid to employees and suppliers                           (1,078,963)              (791,200)
     Interest on deposits                                             (536,146)              (147,879)
                                                                  ------------           ------------

         Net cash used in operating activities                        (499,237)              (389,282)
                                                                  ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Securities held to maturity                                                            2,399,424
     Purchase of securities held to maturity                        (5,254,400)                     0
     Net Loan disbursements                                         (3,358,640)            (7,778,383)
     Purchase of property and equipment                                (68,198)               (24,554)
                                                                  ------------           ------------
         Net cash used in investing activities                      (8,681,238)            (5,403,513)
                                                                  ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in deposits                                        11,087,792              6,486,677
                                                                  ------------           ------------

         Net cash provided by financing activities                  11,087,972              6,486,677
                                                                  ------------           ------------

Net increase in cash and cash equivalents                            1,907,497                693,882

Cash and cash equivalents, beginning of period                       6,273,849              2,340,296
                                                                  ------------           ------------

Cash and cash equivalents, end of period                          $  8,181,346           $  3,034,178
                                                                  ------------           ------------


Reconciliation of net income to net cash
  provided by operating activities
         Net loss                                                 $   (489,589)          $   (524,443)
         Adjustments to reconcile net loss to
           net cash from operating activities
                  Provision for credit losses                                0                 90,705
                  Depreciation and amortization                         41,605                 32,025
         Effects of changes in operating assets
           and liabilities
                  Accrued interest receivable                            5,129                (54,733)
                  Other assets                                         (78,015)               (12,453)
                  Accounts payable and other liabilities                21,633                 79,617
                                                                  ------------           ------------

         Net cash used in operating activities                    $   (499,237)          $   (389,282)
                                                                  ------------           ------------

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

The accompanying consolidated financial statements for September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report to Stockholders on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000 and the cash flows for the nine month periods ended September 30, 2001 and 2000. The results of interim periods are not necessarily indicative of the results expected for the full fiscal year.

3.       RELATED PARTY TRANSACTIONS

The officers and directors of the Company and the Bank have deposits in the Bank approximating $1,744,562 at September 30, 2001.

The officers and directors and their related entities of the Company and the Bank have loans due to the Bank approximating $177,475 at September 30, 2001. All loans made to officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of September 30, 2001 that the Bank meets all capital adequacy requirements to which it is subject.

The Bank has been categorized under the regulatory framework for prompt corrective action as "well capitalized". To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.


5.       INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and are measured at the enacted rates that will be in effect when the differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of HCNB Bancorp, Inc. ("Company") and Harbor Capital National Bank ("Bank") as of September 30, 2001 and for the three month and nine month periods ended September 30, 2001 and 2000.

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

The Company completed its initial offering of its shares of common stock ($.01 par value) in October, 1999. In the initial offering, 700,213 shares were sold at a price of $10 per share; total proceeds from the offering were $7,002,130. After offering expenses, the net proceeds to the Company were $6,828,075. The Bank was initially capitalized by the Company in an amount of $6,000,000.


Financial Condition
As of September 30, 2001, assets were $27,952,824. This represents a growth of $10,620,016 or 61.27% since December 31, 2000. Deposits at September 30, 2001 were $23,143,073, an increase since year-end 2000 of $11,087,972 or 91.98%. In the third quarter 2001 alone, the increase in deposits totaled $5,303,774. The increase in deposits is the direct result of increased marketing campaigns targeted to the Rockville, Maryland, Chinese American Community. The continued success of this marketing program has been to increase the amount of certificate of deposit under $100,000. Management has set the interest rates paid on deposits to be competitive in the market and has seen an increase in the business development activities of its directors and officers. The Bank has no brokered funds

Net loans outstanding at September 30, 2001 were $11,992,821 as compared to $8,634,181 at December 31, 2000, which reflects as increase of 38.90%. This growth in business activity was mostly attributable to increased calling activities within the Bank's market area. In addition, the Bank has developed a growing niche in home equity lending.

Funds not extended in loans are held in the investment portfolio and Federal funds sold. At September 30, 2001, the Bank had investment securities totaling $6,854,975 which were short-term obligations of government agencies, commercial paper rated A1, P1 and a $100,000 certificate of deposit which have all been classified as held to maturity. Federal funds sold totaled $6,835,715 and other investments included Federal Reserve Bank stock. Since the daily rate of return on Federal funds has steadily declined due to actions by the Federal Reserve, the Bank has decided to invest more of its short-term funds into investment securities. The investment portfolio increased from $1,600,575 at the start of the year to $6,854,975 as of September 30, 2001. The Bank has constructed an investment portfolio with maturities of one to five years. The Bank anticipates this action will increase its average yield above the Federal funds rate by over 200 basis points. The Bank plans to continue to increase its investment portfolio for the balance of the year.

Total capital at September 30, 2001 was $4,654,333. Management believes this capital will be adequate to fund the Company and Bank's operations.

Results of Operations
On a consolidated basis for the three and nine month periods ended September 30, 2001, the Company recorded a net loss of $181,145 and $489,589 respectively. This compares to a net loss of $108,724 and $524,443 for the three and nine-month periods ended September 30, 2000.

Operating results for the year ending December 31, 2001 are projected to reflect losses as loan and deposit growth is not expected to produce net interest income sufficient to cover operating expenses, however it is expected that the Bank will continue to reduce its losses in subsequent periods.


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

The net interest income after provision for credit loses for the three-month and nine-month periods ended September 30, 2001 was $189,019 and $574,597 as compared to $169,310 and $365,946 for the same period in 2000. Most of the growth came as a result of an increase in the loan portfolio whereby interest on loans totaled $255,226 and $749,642 for the three and nine-month periods ended September 30, 2001. This compares to $173,371 and $276,495 for the three and nine-month periods ended September 30, 2000.

Growth in the loan portfolio resulted in greater contributions to interest income in the third quarter of 2001, because the yields on loans are normally 2% to 5% higher than yields on investment securities. At September 30, 2001, the nine month weighted average yield on the loan portfolio was 9.52%; the nine month weighted average yield on the investment portfolio was 4.39%.

The Bank is located in a competitive environment and the rates of interest paid on its deposits are somewhat driven by those paid by other depository institutions. Management has taken a position to be competitive within the market, normally placing the Bank in the upper one-quarter of those depository institutions competing with it for deposits. However, the Bank has chosen not to aggressively compete for jumbo certificates of deposits that are highly rate sensitive. At September 30, 2001, the Bank's weighted average cost of deposits was 4.16%. It is anticipated that both the volume of deposits and interest expense will increase during the next twelve-month period based upon increased marketing activities.


Allowance and Provision for Credit Losses
The provision for credit losses represents an expense to fund the allowance for credit losses. These funds are set aside in anticipation of potential credit losses in the current loan portfolio. The amount allocated is based on many factors which are considered in management's assessment of the loan portfolio. These factors are generally defined by regulatory directives and include lending policies and procedures, local economic and business conditions, the nature and volume of the loan portfolio, the Bank's lending management and staff, past-due history, the Bank's loan review system, concentrations of credit and external factors which may adversely affect the credit risk of the loan portfolio. In addition to the overall analysis of the portfolio, management evaluates every major credit and may assign a risk adjustment, based upon the specific credit.

Based upon management's analysis of the loan portfolio as of September 30, 2001, management reduced the provision for credit losses. As of September 30, 2001, the allowance for credit losses totaled $368,405. This amount was deemed adequate by management and the Board of Directors based upon the analysis methodology used by the Bank and as suggested by regulatory directives. At September 30, 2001, the allowance for credit losses was 2.98% of total loans outstanding. Through September 30, 2001, two loans have been charged off. The Bank is in the process of recovering a substantial portion of the charged off amounts. The number and amount of overdue loans is not considered significant.

The level of the allowance for credit losses reflects a higher than normal risk exposure. This exposure is mostly due to loan underwriting and structure issues as well as credit administration concerns. Management is committed to improving its lending practices and operations. During the second quarter of 2001, two lending professionals with extensive backgrounds in community bank lending and the local markets were employed. In the third quarter of 2001, an experienced credit analysis was added to the staff. All three additions to the staff have been addressing the regulatory concerns as well as seeking new business.

Non-Interest Income
Non-interest income is primarily deposit account service charges and fees for ancillary services such as ATM access and safe deposit rentals. For the three and nine month periods ended September 30, 2001, the Bank realized non-interest income in the amount of $5,539 and $17,642. This compares to $6,657 and $13,368 for the three and nine month periods of 2000. These fees are volume driven, based mostly on the deposit customer base and should increase as the customer base increases. The Bank has seen increased use of its automated teller machine especially by consumers holding debit/ATM cards issued by other financial institutions.

Non-Interest Expense
Non-interest expense for the three and nine month periods ended September 30, 2001 were $370,164 and $1,064,186. This compares to $278,034 and $890,389 for the corresponding periods of 2000. The largest portion of these operating expenses were salaries and employee benefits. For the three and nine month periods ended September 30, 2001, salary and employee benefits expenses were $182,482 and $512,780. This represents 49% and 48% of all other operating expenses. For the three and nine month periods ending September 30, 2000, salary and employee benefits expenses were $141,043 and $429,907. This represents 51% and 48% of all other operating expenses.

It is anticipated that operating expenses will increase but it is also anticipated that net interest income will increase in subsequent periods.

Liquidity and Capital Resources
Stockholders' equity at September 30, 2001 was $4,654,333 compared to $5,143,942 at December 31, 2000. The decline in stockholders' equity is due to the operating results of the Bank. No cash dividends have been declared by the Company since its inception.

Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution's assets. Banks and bank holding companies are required to maintain capital levels based on their "risk adjusted" assets so that categories of assets with higher "defined" credit risks will require more capital support than assets with lower risks. The Bank has exceeded its capital adequacy requirements to date and is considered to be "well capitalized", under regulatory standards.

The Bank's liquidity is provided by its cash and cash equivalents, which are its cash on hand and on deposit with other financial institutions and its federal funds sold. The levels of such assets are dependent upon the Bank's operating, financing and investment activities at any given time. Variations in levels of cash and cash equivalents are mostly influenced by deposit flows and loan activity. At September 30, 2001, the Bank held cash and cash equivalents totaling $1,345,631 and Federal funds sold of $6,835,715. Management believes that this liquidity level is adequate to meet the anticipated needs of the Bank.

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

                  The Bank has established a Compliance Committee of the Board of Directors to address the issues in the Memorandum, to ensure the compliance with all regulatory issues and to report findings to the Board of Directors on a quarterly basis. Management is committed to complying with the terms of the Memorandum as quickly as possible.

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

                  An Allowance for Credit Losses Program was developed and approved by the Board of Directors of the Bank in April 2001, as was a Consumer Compliance Program

                  The OCC conducted a follow up interim review during the third quarter. The results of the interim review will be discussed with the Bank's management in the fourth quarter. The Bank will continue to operate under the memorandum of understanding.

Item 6            Exhibits

                  (a)      None





                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HCNB Bancorp, Inc.
                                  (Registrant)

Date November 14, 2001            /s/ Michael J. Burke
                                  Michael J. Burke, Chairman/President
                                  (Principal Executive Officer)

Date November 14, 2001            /s/ Li-Min Lee
                                  Li-Min Lee, Treasurer
                                  (Principal Accounting and Financial Officer)